Form 10-K
period 2005-12-31
Directed Electronics, Inc.
filed 2006-03-31
CIK 1323630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 000-51664

Directed Electronics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0964171

(State of Incorporation)	(I.R.S. Employer Identification No.)

1 Viper Way
Vista, California	92081

(Address of Principal Executive Offices)	(Zip Code)
(760) 598-6200

(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not Applicable
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.01 per share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of common stock held by nonaffiliates of the registrant (12,392,181 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on December 16, 2005, which was the first business day on which the registrant’s common stock was publicly traded, was $173,490,534. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
      As of March 30, 2006, there were outstanding 24,769,197 shares of the registrant’s common stock, par value $.01 per share.
Documents Incorporated by Reference
      Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

DIRECTED ELECTRONICS, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2005
      Directed®, Viper®, Clifford®, Python®, Orion®, Precision Power®, a/d/s/®, Xtreme®, Definitive Technology®, Mythos®, ProCinema®, SuperCube®, Avital®, Valet®, Hornet®, Boa®, Automate®, No One Dares Come Close®, Responder®, and DesignTech® are registered United States trademarks of Directed Electronics, Inc. or one of its wholly owned subsidiaries; and The Science of SecurityTM, Direct FlexTM, and Directed VideoTM are unregistered trademarks of Directed Electronics, Inc. or one of its wholly owned subsidiaries. Other trademarks, service marks, and trade names appearing in this report are the property of their respective holders.
Statement Regarding Forward-Looking Statements
      The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items are based on our beliefs as well as assumptions made by us and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those discussed in Item 1A, “Risk Factors.”

PART I

Item 1.	Business.
Introduction
      We are the largest designer and marketer of consumer branded vehicle security and convenience systems in the United States based on sales and a major supplier of home audio, mobile audio and video, and satellite radio products. Our strong brand and product portfolio, extensive and highly diversified distribution network, and “asset light” business model have fueled the revenue growth and profitability of our company. For the year ended December 31, 2005, we generated total net sales of $304.6 million, which represents a 30.3% compound annual growth rate since 2001.
      As the sales leader in the vehicle security and convenience category, we offer a broad range of products, including security, remote start, hybrid systems, GPS tracking, and accessories, which are sold under our Viper, Clifford, Python, and other brand names. Our mobile audio products include speakers, subwoofers, and amplifiers sold under our Orion, Precision Power, Directed Audio, a/d/s/, and Xtreme brand names. We also market a variety of mobile video systems under the Directed Video and Automate brand names. In 2004, we expanded our presence in the home audio market when we acquired Definitive Technology, adding to our established a/d/s/ brand of premium loudspeakers. In August 2004, we began marketing and selling certain SIRIUS-branded satellite radio products, with exclusive distribution rights for such products to our existing U.S. retailer customer base.
      Our products are sold through numerous channels, including independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, and car dealers. In 2005, we sold to approximately 3,400 customers, representing over 7,500 storefronts. We are the exclusive supplier of professionally-installed vehicle security products to over 45% of our U.S. retailers. We have also built a strong presence in leading national and regional electronics retailers, including Best Buy, Circuit City, Magnolia Audio Video, and Audio Express. We also sell our vehicle security, convenience, mobile video, and satellite radio products through car dealers, and we recently entered the mass merchant and automotive parts retailer channels with do-it-yourself remote start and convenience products. Our international sales comprised approximately 8.5% of our 2005 gross product sales, and our products are sold in 73 countries throughout the world. No single foreign country accounted for more than 2% of our gross product sales in 2005.
      We have a proven track record of enhancing our existing products and developing innovative new products, as evidenced by the 46 Consumer Electronics Association innovation awards we have earned. We hold an extensive portfolio of patents, primarily in vehicle security and also in audio. We license a number of these patents to leading automobile manufacturers and electronics suppliers, which provides us with an additional source of income. We outsource all of our manufacturing to third parties located primarily in Asia. We believe this manufacturing strategy supports a scalable business model, reduces our capital expenditures, and allows us to concentrate on our core competencies of brand management and product development.
      We maintain our executive offices at 1 Viper Way, Vista, California 92081, and our telephone number is (760) 598-6200. Our website is located at www.directed.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website the charters of the audit, compensation, and nominations committees, our Code of Conduct, and our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or Nasdaq National Market regulations. These documents are also available in print to any shareholder requesting a copy from our corporate secretary at our principal executive offices.

Industry
      We compete within the wholesale consumer electronics industry, which in 2004 was estimated to be approximately $113 billion in the United States.
      In general, the proliferation of television programs and other media formats featuring car customization and home improvement have led to increased consumer awareness and desire for products in the markets in which we compete. Programs driving this interest include MTV’s “Pimp My Ride” and “Cribs,” Discovery Channel’s “Monster Garage,” and ABC’s “Extreme Makeover: Home Edition.” We believe this exposure has led to increasing consumer acceptance and demand for our products.
      Security and Convenience. Security products consist of alarm systems designed to prevent theft of both vehicles and vehicle contents. Convenience products allow drivers to perform various functions remotely, such as starting a vehicle in order to heat or cool it prior to driving or to remotely lock or unlock the vehicle. Hybrid devices contain both security and convenience functions.
      These markets continue to be characterized by technical innovation. Recent product introductions include two-way security systems, which report vehicle status to the user via an LCD screen on the remote, and GPS tracking systems, which allow for vehicle locating and tracking. We estimate that wholesale spending on aftermarket vehicle security and convenience products in the United States was approximately $300 million in 2004. We believe that this market is generally stable, with growth prospects based on the following:

•	Continued Focus on Security. Drivers are installing an increasing amount of aftermarket accessories in their vehicles. According to the Specialty Equipment Market Association, over the last decade annual retail spending on aftermarket car parts and accessories has doubled to $28.9 billion a year. We believe this has increased demand for security products needed to protect those valuable contents. According to the 2004 FBI Uniform Crime Report:

•	In 2004, content theft from vehicles amounted to approximately $1.8 billion in the United States. Aftermarket security systems address this type of theft with sophisticated sensor technology.

•	In 2004, an estimated 1.2 million vehicles were stolen in the United States, amounting to an estimated $7.6 billion in value.

•	Increased Product Features. The vehicle security aftermarket increasingly features sophisticated products that incorporate security, convenience, and other advanced features. Examples of these features include two-way capabilities, which provide information back to the user such as confirmation of alarm activation or vehicle ignition; GPS applications, which allow for stolen vehicle recovery and monitoring a vehicle’s location; and remote operation of windows, sunroofs, and audio systems.

•	Low OEM Penetration. Vehicle manufacturers have historically focused primarily on basic security and keyless entry devices, while aftermarket participants generally offer more complex products and systems. We estimate that OEMs have installation rates of only approximately 8% with sensor alarms, no installation of two-way capabilities, and limited availability of remote start features. We believe the automobile industry’s cost-driven manufacturing environment and emphasis on standardization are not conducive to increased OEM adoption of sophisticated aftermarket features. However, if OEMs decide to offer features such as remote start on their new vehicles more broadly, we believe the aftermarket industry could be influenced by the attendant advertising and increase in product awareness.

•	Broadening Distribution Channels. Vehicle security and convenience products have migrated from primarily a specialty, niche item sold primarily by local mobile electronics specialists to a standard product category for a diverse set of retailers, including national and regional electronics chains, mass merchants, and national automotive parts retailers.

      Home Audio. We participate in the premium home loudspeaker market, which represented approximately $445 million of an estimated $1.3 billion separate home audio components wholesale market in 2004. Several technologies and industry developments have continued to drive the growth of this market, including:

•	Home Theater. The emergence of home theater — the integration of audio and video systems to recreate the movie theater experience — has been an important driver of home speaker sales in recent years. Advances such as Dolby Digital technology and 5.1 Audio have led to important changes in the home speaker category, most notably the use of surround sound technology. These developments in home entertainment are driving growth in premium speaker sales, as many consumers upgrade their home loudspeaker systems.

•	Flat Panel Displays. Flat panel televisions have experienced extraordinary sales growth due to superior picture quality, high-definition capabilities, and the continuing decline in retail prices. Flat panel television sales grew to an estimated 2.7 million units in 2004, an increase of approximately 70% compared to 2003. We expect strong continued sales of flat panel televisions in 2006. Consumer spending on flat panel televisions is driving growth in premium speaker systems, as many consumers upgrade their home loudspeaker systems to match the sophistication of their video displays. In addition, with the continued decline in the prices of flat panel televisions, we believe consumers are more likely to allocate spending to other components such as speakers.

•	Architectural Loudspeakers. Architectural loudspeakers (in-wall/in-ceiling speakers) appeal to consumers seeking to integrate their entertainment systems into their homes. These speakers are typically used in distributed audio applications or home theater systems. The desire for appealing aesthetics, the space efficiency of in-wall and in-ceiling speakers, and the increasing penetration of structured wiring have all resulted in an increasing consumer demand for architectural loudspeakers. Additionally, the recent increases in new home construction and home remodeling, coupled with the low existing market penetration of architectural loudspeakers, have led to increased demand in this market.
      Mobile audio. The total U.S. mobile audio wholesale aftermarket was an estimated $2.1 billion in 2004. We participate in the portion of this market that consists of speakers, subwoofers, and amplifiers, an approximately $660 million market in 2004, which generally offers higher margins than the “head units” used to control the audio system and play CDs and tapes. More than 100 companies participate in this portion of the market.
      Although the market for speakers, subwoofers, and amplifiers has fluctuated, we believe that the following developments provide prospects for growth of this market:

•	Sound Quality and Format. Sound quality has increased greatly in recent years due to the development of digital transmission, storage, and playback, including satellite radio. In addition, new music formats have been developed, such as MP3. We believe the increases in both sound quality and storage should drive additional mobile audio purchases, as consumers seek to upgrade sound quality in their vehicles.

•	Increased Customization. We believe the growing popularity of vehicle customization should help increase mobile audio sales. Television programs, hit movies, and other media formats have brought increased visibility to custom mobile audio systems, which we believe support demand in our core mobile audio demographic.
      Mobile Video. The U.S. mobile video and navigation wholesale aftermarket generated an estimated $782 million in 2004. This category consists of overhead systems, stand alone and headrest-mounted monitors, in-vehicle DVD players, and in-dash and portable navigation units. We offer all of these products other than in-dash units. Mobile video has gained in popularity particularly due to the adoption of rear seat entertainment units, which allow passengers to watch movies and play video games, as well as from increased consumer awareness and declining retail prices.

      The mobile video market has benefited from the following developments:

•	Larger Vehicles. Minivan and sport utility vehicle owners have more room for video screens and more passengers to entertain. As a result, mobile video systems are especially prevalent in these vehicle categories.

•	Children’s Entertainment. The adoption of mobile video has been especially prevalent among families with small children. The ability to occupy and entertain children while on longer drives has led to strong demand from consumers in that demographic.

•	Gaming. The ability to connect videogame players to mobile video screens has also led to the popularity of mobile video. Videogame players enjoy the ability to play while traveling, and mobile video offers those players a superior gaming experience from what they receive with handheld units.
      Satellite Radio. Satellite radio service provides music, entertainment, and information programming on a subscription basis. There are currently two satellite radio service providers operating in the United States, SIRIUS Satellite Radio and XM Radio. These companies focus on providing the programming and have partnered with hardware suppliers to sell the hardware used to receive satellite broadcasts. The target market for satellite radio includes more than 200 million registered vehicles and over 100 million households in the United States. Satellite radio has experienced dramatic subscription growth. As of December 31, 2005, SIRIUS reported more than 3.3 million subscribers and SIRIUS has projected that the number of its subscribers will increase to 6.0 million by December 31, 2006.
      The primary drivers of growth in the satellite radio market include the following:

•	Programming Content. Satellite radio programming consists of nearly commercial free music, talk shows, sports, and other entertainment content. In much the same way that cable television offers expanded viewing choices over traditional broadcast television, satellite radio offers greatly enhanced listening options over traditional broadcast radio. Satellite radio offers listeners a much broader selection of programming formats and even allows listeners to customize their own content.

•	Consumer Awareness. Satellite radio service has only recently become available to consumers, and both SIRIUS and XM Radio are rapidly adding new subscribers to their customer base. This growth in subscribers is driving the attendant growth in hardware sales.

•	Availability of Attractive Receivers. Satellite radio receiver suppliers are introducing new products with greater features and more attractive styling.
      In 2004, sales of plug-and-play satellite radio hardware totaled approximately $415 million. Both satellite radio service providers continue to aggressively market their services, and have formed various alliances with automobile manufacturers and consumer electronics companies in order to continue expanding their subscriber base. Most radio manufacturers now offer products that either receive, or are compatible with, SIRIUS and/or XM broadcasts.
Our Competitive Strengths
      We believe that the following key competitive strengths will contribute to our continued success:

Strong Market Positions
      We enjoy the #1 market position in vehicle security and convenience products based on sales. We have established this position over the course of two decades by focusing on quality, innovation, and customer relationships. Over time, we have leveraged our security and convenience platform to enter other complementary product categories in which we have also built strong market positions. For example, we have been successful in developing and selling our mobile video products to existing customers. Our product development capabilities and extensive retail distribution network have allowed us to grow into a major mobile video supplier in approximately three years. In the home audio category, we have enhanced our market position through our acquisitions of ADS Technologies and Definitive Technology. Finally, we have achieved a leading market share in satellite radio hardware through our relationship with SIRIUS Satellite Radio to distribute SIRIUS-branded receivers.
      We believe our extensive portfolio of 87 patents and 126 U.S. and 153 foreign trademark registrations, and our proprietary database of over 5,500 vehicle wiring diagrams, protect our position in the security and convenience market. Furthermore, we believe that the customer service and technical service we provide contribute to maintaining our strong market positions. We also believe our extensive distribution network and relationships with specialty and national retailers give us an advantage over most competitors.

Broad Portfolio of Established Brands
      We believe our portfolio of established brands is a significant competitive strength. We believe our core brands are well-known and desired by important retailers of consumer electronics as well as by consumers. Our Viper, Python, and Clifford brands enjoy a high-quality reputation and substantial consumer awareness. We have expanded our broad portfolio of brands to include Definitive Technology, Orion, a/d/s/ , Precision Power, Directed Video, and Automate to target specific product categories or distribution channels within our markets. In the satellite radio market, SIRIUS enjoys high brand recognition among consumers as one of only two national satellite radio content providers. We believe this diverse portfolio of brands positions us to compete effectively in the most attractive segments of our various markets.
      As a result of the strength of our brands, we are generally able to sell our security and convenience products at higher price points than similar products sold by other companies. For example, more than 75% of our surveyed retailers position our Viper brand at a premium price point. Our multi-brand portfolio also allows us to sell different brands through different channels and avoid the brand dilution and channel conflict experienced by some of our competitors.

Highly Diverse Customer Base
      Our products are sold through numerous channels, including independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, and car dealers. We believe our diverse network of approximately 3,400 customers, over 45% of whom utilize us as their exclusive supplier of security products, is a competitive strength. We have built strong relationships with the larger national and regional electronics retailers, and we have well-established relationships with more than 3,000 independent retailers. Except for Best Buy (including Magnolia Audio Video, a subsidiary of Best Buy) and Circuit City, no customer accounted for more than 3% of our gross product sales in 2005. Moreover, our efforts to diversify our revenue stream into areas such as home and mobile audio and mobile video have diversified our customer base by adding retailers such as Magnolia Audio Video, Audio Express, and others who specialize in these market segments.
      Our products also appeal to a broad demographic base of consumers, who are widely distributed across age, gender, marital status, income, and educational levels. Of the more than 48,000 consumers who completed our warranty cards in 2005, approximately 50% indicated they were over 44 years old. In addition, consumers install our security and convenience, mobile audio, and mobile video products into a wide range of vehicle makes, models, and model years. We believe that our broad and diverse retailer and consumer bases limit our exposure to any particular segment of our markets and provide a strong platform for continued growth.

Attractive Retailer Proposition
      Most of our brands provide retailers with attractive gross margins, which can range as high as 60-70% on our security and convenience products. In addition, a majority of our products (including approximately 97% of our security and convenience products) are professionally installed, which provides retailers with additional revenue opportunities.

      Other key elements of our attractive retailer proposition include:

Element	Benefit

Efficient Inventory Execution	Approximately 93% average fill rate on our mobile products, with approximately 92% of all orders shipped on time in 2005
Installer-Friendly Design Philosophy	Easy installation with minimal return rates
Commitment to Training	More than 4,500 installers trained
      We believe our attractive retailer proposition is a critical competitive advantage because retailers typically have significant influence on customer buying decisions in our markets.

Strong Track Record of Growth and Operating Profit
      We have a consistent track record of delivering growth and profitability through various economic cycles. In fact, we have increased revenue every year for the last 15 years. We have driven this growth organically, through product innovation and expansion of our customer base, as well as through acquisitions. We believe that our consistent history of operational performance instills confidence in our retailer customers and is an important source of competitive strength. In addition, our lean organization and cost structure, disciplined approach to business and capital management, and attractive margins have enabled us to consistently generate strong operating profit. Our operating profit has given us the flexibility to invest in our operations, bolster our growth through acquisitions, and pay our debt obligations ahead of schedule.

Scalable, Outsourced Manufacturing Model
      We outsource 100% of our manufacturing activities to third parties located primarily in Asia. This outsourced manufacturing model requires minimal capital expenditures, which have averaged approximately 1% of sales annually over the past five years. By outsourcing manufacturing, we have the ability to scale our business appropriately in response to changing market conditions. We believe this “asset-light” business model also allows us to focus on our core competencies of brand management and product development while maintaining attractive financial metrics such as high sales per employee.

Strong Executive Team with Experience Managing Growth
      Our employees are led by an experienced, proven management team, which has been instrumental in directing our growth over the past several years. Our senior management team has over 100 years of collective consumer electronics industry experience. Our chief executive officer, James E. Minarik, is a member of the Board of Industry Leaders for the Consumer Electronics Association and a governor of the Electronic Industries Alliance. Over the past five years, our management team has nearly tripled our net sales, completed four acquisitions, and established a solid platform for continued growth.
Our Strategy
      We have built our company around simple, straightforward principles. These include high-quality, innovative, and reliable products designed “by installers for installers”; outstanding technical support; same day shipping on most orders; a relentless focus on company and dealer profitability; and easy-to-understand and customer-friendly practices in warranty, service, training, and installation support.
      We intend to further enhance our position as a leading designer and marketer of innovative, branded consumer electronics products. Key elements of our strategy include the following:

Leverage Successful Multi-Brand Strategy
      Our successful multi-brand strategy is a key component of our future growth plans. In security and convenience products, we believe our Viper, Python, Clifford, and other brands position us to increase our sales in this profitable market across multiple distribution channels. In our home audio, and mobile audio and video businesses, we believe it will be critical for us to manage and enhance our brand portfolio. As we grow these businesses and increase their penetration within our distribution channels, we intend to utilize the multi-brand approach that has been successful for us in our security and convenience category. For example, in the mobile video area, we have introduced the Automate brand into the car dealer channel to differentiate these products from the Directed Video brand that we currently sell into the national, regional, and specialty retail channels. Likewise, with our differentiated offerings consisting of the Orion, Precision Power, Directed Audio, a/d/s/, and Xtreme brands, we address different segments of the mobile audio market. We believe this multi-brand strategy should allow us to grow our existing brands and leverage them into new product categories and distribution channels.

Increase Product Penetration
      We intend to continue increasing the penetration of our products within our existing network of approximately 3,400 customers. A key element of this strategy is our “Direct Flex” marketing program, which facilitates cross-selling by creating incentives for our security and convenience retailers to also purchase our mobile audio and mobile video products. In addition, we plan to capitalize on our successful introduction of SIRIUS-branded satellite radio receivers to further increase our shelf space in Best Buy, Circuit City, and elsewhere.

Develop New and Enhanced Products
      We plan to leverage our expertise in product design and development, our strong intellectual property platform, and our diverse distribution network by continuing to develop and introduce new and enhanced products in our current and complementary categories. For example, we intend to capitalize on our technology base to develop and introduce enhanced two-way technologies, GPS/telematics systems, and additional LCD menu products. We have also recently introduced a mobile audio amplifier integrated with a security device, which can impose limits on amplifier use when the alarm is put in valet mode and can prevent the amplifier from being used if it is stolen.
      The development of our mobile audio and video businesses illustrate our strategy of expanding into complementary categories. We see opportunity to increase our sales of these products by cross-selling them within our existing retail distribution network.
      We initially entered the home audio market in 2001 with our acquisition of ADS Technologies, a marketer of home and mobile audio equipment sold under the a/d/s/ brand name. We subsequently augmented our home entertainment platform with the acquisition of Definitive Technology in 2004. We expect that the market expansion occurring in the home theater industry, coupled with our relationships with leading specialty retailers and our ability to develop high-quality product offerings, should provide strong growth opportunities for our existing and new home audio products, such as our Mythos speakers designed for use with flat panel televisions.
Expand Distribution Channels
      We intend to broaden the distribution of our products by expanding our distribution channels, both domestically and internationally.

•	Domestic. We intend to continue adding some of the largest and fastest growing retailers in the United States to our distribution network. In 2004, we entered the mass merchant channel for the first time with our line of do-it-yourself remote start and convenience products. We also intend to increase our presence in the car dealer channel. There are more than 21,500 car dealers in the United States, and we have designed our Automate line of products specifically for that market. We have recently begun targeting this market and believe that it represents a significant growth opportunity. In the mobile video category, we intend to expand our relationship with Best Buy as well as continue our penetration of our dealer base. We intend to capitalize on both our well-recognized brand names and strong distribution network to continue to expand our dealer base.

•	International. We believe there is a significant opportunity to expand our international distribution. We believe that many of the same factors — increased awareness of the value of security and convenience products, the need for additional security due to the increased value of accessories installed in cars, and widening consumer interest in premium home theater systems — that have driven the growth of our business in the United States could also benefit our international business. We plan to use our current U.K. office as a base for expansion into additional European markets. We also opened an office in the first quarter of 2006 in Hong Kong as a base for expansion into the Asian market, as well as to better oversee the product manufacturing of our Asian suppliers. Our international growth plan includes appointing new distributors and working with our security and convenience customers to sell additional product categories. We are also considering establishing a direct sales force in selected foreign countries. Additionally, we believe that the emerging Chinese automotive market represents a promising long-term consumer market opportunity for our products.

Pursue Selective Acquisition Opportunities
      We operate in a number of fragmented markets, and we regularly evaluate opportunities to acquire companies, brands, and technologies. We believe acquisitions enable us to leverage our distribution and brand management capabilities and our strengths in product design and development. We plan to continue to pursue acquisition opportunities in a disciplined fashion and to consummate acquisitions that offer attractive synergies and valuations. Our acquisitions of ADS Technologies and Definitive Technology enabled us to quickly develop a strong position in the premium home loudspeaker category. In turn, this allowed us to increase our penetration into national retailers such as Best Buy via its Magnolia Audio Video specialty home audio business.
Product Lines
      We categorize our products as security and entertainment products and satellite radio products. Within the security and entertainment category, we sell products in security and convenience, home audio, and mobile audio and video. Over the course of our history, we have continuously expanded our product offerings through a combination of internally developed product innovation and acquisitions. The table below highlights selected key product introductions:

Product	Year

Anti-Theft, Digital Keypads, Motion Sensors	1983
Radio Frequency Remote Control and Shock Sensors	1987
Remote Start	1990
Hybrid	1995
Mobile Audio	1996
Home Audio	2001
Mobile Video/ Two-Way Security and Convenience	2002
Do-It-Yourself Security and Remote Start/GPS Tracking	2003
Satellite Radio	2004
Mobile Video Dockable Hardrives	2005

Security and Entertainment
      Within the security and entertainment category, we sell products in vehicle security and convenience, home audio, and mobile audio and video.

      Security and Convenience. We are the largest designer and marketer of consumer branded vehicle security and convenience systems in the United States. As the leader in the security and convenience market, we offer a full range of products and accessories at various price points. Major products include the following:

Representative
Product	Description	Retail Price Points

Security	Designed to deter theft of vehicles and vehicle contents.	$99 - $399
Remote Start	Permits users to start a vehicle’s ignition from up to one-half mile away from the vehicle.	$159 - $399
DIY Remote Start	Remote start systems designed for do-it-yourself installation.	$59 - $199
Hybrid	Contains security, remote start, and other convenience capabilities.	$349 - $499
GPS Tracking	Remote locating and tracking to recover a stolen vehicle and for fleet management.	$499 - $799
Accessories	Selection of components to facilitate vehicle installation.	Broad Range
      Our convenience products offer consumers significant benefits over traditional keyless entry devices, including two-way communication, advanced LCD and LED monitoring devices, high-range Responder transmitting technology, and more comprehensive control of vehicle systems (such as climate control, locks, diagnostics, and audio systems).
      Our vehicle security and convenience products are marketed under a number of brands, including the following:

• Viper	• Avital	• Boa
• Clifford	• Valet	• Automate
• Python	• Hornet	• DesignTech
      Home Audio. We sell a full line of high-end home loudspeakers under the Definitive Technology brand name and a premium line of custom-installed home audio products under the a/d/s/ brand name. Definitive’s patented bi-polar acoustic technology, consumer advertising, and product reviews have created a premium brand position among leading retailers. Additionally, we have capitalized on the growth of flat panel television screens with our Mythos product line, an on-wall audio system specifically designed to complement flat panel displays. Our a/d/s line of architectural loudspeakers has a solid reputation established over more than 30 years and is generally used in custom installations.

      We currently market a comprehensive line of home audio loudspeakers:

Representative
Product	Description	Retail Price Points

ProCinema	Packaged speaker systems that include surround speakers, a center channel speaker and a powered subwoofer designed for music and movie surround sound applications.	$199 - $699 (package)
Tower Speakers	Patented “bipolar” speakers designed for three dimensional sound with built-in subwoofers marketed under the SuperTower trade name.	$299 - $2,499 (each)
Mythos	On-wall and stand-alone speakers designed to complement flat panel televisions.	$499 - $799 (each)
Powered Subwoofers	Ultra-compact subwoofers marketed primarily under the SuperCube trade name.	$699 - $1,699 (each)
Architectural & Outdoor Loudspeakers	A wide range of in-wall, in-ceiling, and outdoor speakers engineered to achieve superior sound quality.	$259 - $649 (each)
Center Channel, Surround, and Bookshelf Speakers	Smaller speakers designed for specific applications.	$175 - $799 (each)
      Mobile audio. We sell mobile audio products under the Orion, Precision Power, Directed Audio, a/d/s/, and Xtreme brands. This multi-brand strategy provides us with the ability to offer products at a variety of price points and to target consumers in a number of distinct demographic groups. We offer an extensive selection of high-performance mobile audio products and concentrate on the higher margin categories of the mobile audio market:

Representative
Product	Description	Retail Price Points

Amplifiers	Power amplifiers increase the voltage and current coming from the source unit, providing more power than possible from a source unit alone.	$99 - $1,499 (each)
Speakers	Aftermarket speakers provide improved sound quality compared to most factory-installed mobile audio systems.	$39 - $499 (each)
Subwoofers	Speakers that are eight inches or greater in diameter, which are designed to play lower (bass) frequencies.	$49 - $699 (each)
Accessories	Power capacitors, distribution blocks, audio interconnects, and amplifier wiring kits for a variety of installation applications.	Broad Range
      Mobile Video. We market a variety of mobile video systems and accessories. We have distinguished our video offerings through the design of desirable features such as detachable and larger screens, headrest units that simplify installation, “all-in-one” overhead units, and a “dockable” DVD player for use in both a vehicle overhead unit and in the home. Our mobile video products are sold in mobile specialty retailers and Best Buy under our Directed Video brand and to car dealers under our Automate brand. We currently offer the following products:

Representative
Product	Description	Retail Price Points

Overhead Entertainment Systems	Flip-down video displays combined with DVD players and wireless headphones that are installed inside the roof of SUVs and minivans.	$399 - $1,349 (package)
Replacement Headrest Packages	Aftermarket headrests that contain video screens and are designed to easily replace existing OEM headrests, packaged with a DVD player and headphones.	$699 (package)
Stand-Alone Video Monitors	Active matrix LCD screens designed for vehicle installation.	$189 - $1,199 (each)
Media Players	DVD players designed for vehicle installation.	$129 - $179 (each)
Accessories	Wireless headphones, control modules, trim rings, and antennas designed for installation convenience.	Broad Range

Satellite Radio
      SIRIUS, a satellite radio company providing over 120 channels of primarily commercial-free music, sports, information, and entertainment, selected us in 2004 as a strategic partner to exclusively market, sell, and distribute certain SIRIUS-branded products to our existing customer base in the United States. SIRIUS provides and delivers the satellite radio content, and we market and distribute SIRIUS-branded electronic devices that receive and play that content. SIRIUS-branded satellite radio receivers are designed and developed by SIRIUS and manufactured by our contract manufacturers to specifications provided by SIRIUS. The announcement of popular radio personality Howard Stern’s move to SIRIUS in January 2006, the exclusive satellite radio availability of NFL coverage, and the availability of NASCAR coverage beginning in 2007 have strengthened the SIRIUS lineup and have propelled SIRIUS’ growth to over 3.3 million subscribers as of December 31, 2005.
      We have a multi-year agreement with SIRIUS pursuant to which we have exclusive U.S. distribution rights for certain SIRIUS-branded products to our existing U.S. retailer customer base through April of 2008. The SIRIUS-branded products that we distribute include the following:

Representative
Product	Description	Retail Price Points

Portable Plug-and-Play Receivers	Portable units that can be attached in a vehicle, boombox, or at home.	$49 - $329
Docking Kits	Docking stations to allow users to utilize receivers in vehicles, at home, or at work.	$39 - $249
Home Receivers	Satellite radio reception units for use with home audio equipment	$269
Down Link Processors	Receivers designed to add to any existing car stereo.	$99 - $299
Accessories	Signal combiners, distribution systems, antennas, and related items to assist with vehicle and home installations.	$10 - $70

Distribution
      Our products are sold through numerous channels, including independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, and car dealers.
Specialty Retailers
      Mobile specialty retailers are the primary distribution channel for mobile electronics products in the United States. The majority of our independent retailers operate two or fewer locations. We are the exclusive supplier of professionally-installed vehicle security products to over 45% of our U.S. retailers. We supply mobile specialty retailers with a wide range of security brands from premium Viper, Python, and Clifford products to promotional and do-it-yourself devices under the Valet, Hornet, Avital, and Boa brands. We believe that these retailers should remain an attractive distribution channel for us due to our long-term relationships and their focus on customer service.
      We provide home audio specialty retailers with a variety of premium home loudspeakers. Similar to our relationship with our mobile retailer network, we are an important supplier to our home audio specialty retailers due to the relatively healthy margins they earn on Definitive Technology and a/d/s/ products. With the acquisition of Definitive Technology, we solidified our position in the home audio specialty channel. In a survey of retailers that carry Definitive Technology products, 56% cited Definitive Technology as their “most important” packaged loudspeaker supplier, six times more often than our nearest competitor.
National and Regional Electronics Chains
      We believe that national and regional electronics chains enable us to efficiently broaden our distribution and scale our business. Accordingly, we have devoted significant resources to increase our penetration with large national and regional chains such as Best Buy, Circuit City, Magnolia Audio Video, and Audio Express. We believe that our history with both Best Buy and Circuit City illustrates the opportunities that are available in this channel.

•	Best Buy. We have supplied Best Buy with security and convenience products since 1994 and have helped them sell more premium, higher-priced products in this category. In 2004, we increased our product offerings with Best Buy through the addition of mobile video and SIRIUS Satellite Radio products. We believe that the significant sales of these products at Best Buy should strengthen our relationship and provide additional cross-selling opportunities.

•	Circuit City. We have served as a vendor to Circuit City since 1986. We became Circuit City’s exclusive provider for vehicle security, remote start, convenience systems, and related accessories in 2005. The products we sell to Circuit City consist of the latest technologies available in our Python, Valet, Hornet, Boa, and Directed Installation Accessories lines. Circuit City is also one of our largest customers of SIRIUS Satellite Radio products.
Mass Merchants and Automotive Parts Retailers
      We believe that mass merchants and automotive parts retailers represent an important opportunity to expand our sales. As a result, we have begun to focus on these channels and introduced our line of do-it-yourself remote start and convenience products under our Boa brand name in 2004. In addition, we began selling DesignTech products in 2005, primarily through the automotive parts retailer channel. As consumer awareness of our products increases, we believe that the mass merchant and automotive parts retailer channels will become an increasingly important part of our distribution strategy. We plan to pursue additional opportunities with mass merchants and automotive parts retailers, while preserving brand differentiation of our premium products to protect our existing retailer base.
Car Dealers
      We market a wide range of security and convenience products to car dealers both directly and through expeditors contracted to perform installation. Our car dealer customers are generally able to realize higher profit margins when they install our aftermarket products compared to their margins on OEM-installed options. We intend to achieve further penetration of this channel through our Automate line of security and convenience products and new mobile video products.
International Distribution
      We sell our products internationally through our U.K. office as well as to over 100 distributors in 73 countries. We believe there is a significant opportunity to expand our international distribution and that many of the same factors that have driven the growth of our business in the United States could also benefit our international business. We plan to use our current U.K. office as a base for expansion into additional European markets. Our international growth strategy includes appointing new distributors and working with our security and convenience customers to sell additional product categories. We are also considering establishing a direct sales force in selected foreign countries. Additionally, we believe that the emerging Chinese automotive market represents a promising long-term consumer market opportunity for our products. Our international sales were approximately $26.6 million in 2005.
Customers
      We sell our products to independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, car dealers, and international distributors. For the year ended December 31, 2005, other than sales to Best Buy (and Magnolia Audio Video, a subsidiary of Best Buy), which together accounted for approximately 26% of our gross product sales, and Circuit City, no customer accounted for more than 3% of our gross product sales. In addition, our independent Canadian distributor sells to Best Buy and its Future Shop subsidiary in Canada. Circuit City accounted for approximately 15% of our gross product sales for the year ended December 31, 2005.
Sales and Marketing
      We market our products through a direct sales force and through third-party sales representatives. At December 31, 2005, we employed 59 sales and marketing staff members and also used 21 outside independent sales representative groups that had a total of 62 individuals selling our products. Our extensive in-house marketing operation supports our sales force with a comprehensive advertising campaign that includes tradeshows, public relations, point-of-purchase displays, co-marketing and cross-selling initiatives, advertising, and product placement. One of our most important marketing events is our participation in the annual Consumer Electronics Show in Las Vegas, Nevada. We advertise our Definitive Technology brand extensively in consumer specialty magazines, including Home Theater and Sound and Vision. In 2005, our brands received nearly 565 million impressions in the news media.
      Our direct employees generated approximately 85% of our gross product sales in 2005, and our chief executive officer and our senior vice president of sales and marketing directly manage our relationships with Best Buy and Circuit City. We utilize direct employees except where the geography or lack of retailer density in a particular area makes the use of independent sales representatives more cost effective. We also maintain our own credit staff that reviews new customers for suitability and monitors customer accounts.
      Our sales force consists of personnel employed by our company as well as independent sales representatives. Our employee sales force compensation plan consists of a base salary and monthly commissions, as well as the opportunity to earn a quarterly and annual bonus. The commissions and bonuses are paid based on actual sales performance as compared to pre-determined sales targets. Our independent sales representatives are paid a straight commission based on net sales. Our independent sales representatives also have the opportunity to earn a quarterly and annual bonus based on actual sales performance as compared to pre-determined sales targets.
      Our sales force is focused on encouraging retailers to carry a wide selection of our products and has successfully sold new product categories to our existing retailer base. For example, the introduction of cross-selling programs such as “Direct Flex” has promoted growth within the mobile specialty channel. These marketing campaigns have been developed to encourage increased sales of our mobile video and audio products through a variety of discounts and promotions.
      We have developed the slogan “The Brand Above” to describe the Directed Electronics name and connote our multi-brand strategy. We use “The Brand Above” slogan to market our company to current and potential retailer partners.
      We believe that consumer awareness of products is important to our future growth and, therefore, we also devote significant effort and expense on consumer education. We believe that relatively few consumers are aware of the limitations of factory-installed security devices, such as kill switches and keyless entry, or the benefits of the more advanced security and convenience features available in the aftermarket. We have established our “False Sense of Security” educational program to educate consumers on the limitations of factory-installed alarms. Additionally, we believe our Snake Pit training center should help our reputation among installers and lead to additional word-of-mouth referral business for our brands.
      Our corporate website, located at www.directed.com, and our brand websites such as www.clifford.com, www.orioncaraudio.com, and www.definitivetech.com, offer consumers and retailers reliable and comprehensive information about our product offerings and consumer services.
Outsourced Manufacturing and Assembly
      We outsource the manufacturing and assembly of our products to contract manufacturers primarily located in Asia. We perform regular on-site inspections and quality audits of these manufacturers. We believe our manufacturing strategy supports a scalable business model, reduces our capital expenditures, and allows us to concentrate on our core competencies of brand management and product development.
      We have built an extensive and mutually beneficial supply relationship with our largest supplier that has lasted nearly 20 years, and we believe that we are by far their largest customer. That supplier accounts for a significant portion of our total purchases. As a result of our growth in other product categories and the increased diversity of our supplier base, purchases from our largest supplier as a percentage of our total purchases have declined in recent years. We currently receive products from and are engaged in ongoing discussions with numerous other offshore suppliers in order to further expand our outsourcing relationships.
      We have written agreements with most of our contract manufacturers that specify lead times and delivery schedules but do not have long-term (more than one year) arrangements with any of our contract manufacturers that guarantee production capacity or prices.
      During our product development process, we identify and negotiate directly with the suppliers who will provide the necessary materials to our contract manufacturers. We often pay those suppliers directly at the outset of a product’s manufacturing lifecycle. In this way, we are able to better control the cost of our products while simultaneously reducing our dependence on our contract manufacturers through the establishment of direct relationships with suppliers of raw materials.
Product Development and Engineering
      We focus our product development and engineering efforts primarily on enhancing existing products and creating new products. At December 31, 2005, we employed 23 in-house staff who specialize in product development, specifically within the areas of radio frequency, bypass/data-bus module, and industrial, mechanical, and audio circuit design. We have earned 46 Consumer Electronics Association innovation awards and have consistently maintained ISO 9001 certification.
      Our product development and engineering efforts are a collaborative enterprise between our in-house product development personnel, our sales and marketing staff, our suppliers, and certain third-party design firms. This model allows us to minimize research and development expenditures, as our suppliers dedicate resources on our behalf.
      SIRIUS-branded satellite radio receivers are designed and developed by SIRIUS, and we have and continue to develop accessories for SIRIUS products under our own brands or co-branded with SIRIUS.

Technical Support and Warranty
      We maintain and make available to our customers a proprietary database of over 5,500 vehicle wiring diagrams to assist our retailer customers with the installation of our products. On a secure part of our website, we also generate and provide additional comprehensive and valuable information for dealers and distributors, including product schematics and ad layouts.
      Our products carry standard warranties against defects in material and workmanship, and we will either repair or replace any product that contains such defects. Repair services are also available for products that are no longer covered under the original warranty. We provide a rapid factory direct repair program for our U.S. customers under which we repair and ship products generally within 48 hours of receipt, reducing retailer and consumer inconvenience if our products fail to perform properly. Our international distributors and OEM customers generally assume the warranty obligations on the products they sell for us.
Training
      Our Snake Pit technical training center, one of the most advanced of its kind in our industry, opened in 2005. The Snake Pit encompasses approximately 11,000 square feet at our Vista, California headquarters and is designed to educate both novice and experienced installation personnel. We organized the Snake Pit similar to a vocational school, and we charge a separate fee for these classes. Our goal is to train the best installers in the industry. The Snake Pit facility contains state-of-the-art classrooms with individual work stations equipped with down-force ventilation. The facility also contains vehicle installation bays and a fully equipped paint booth capable of accommodating virtually all passenger cars and SUVs. We offer a variety of classes including advanced security, remote start, and accessory installation; mobile audio design, sound theory, and system analysis; and advanced construction with fiberglass, metal, and exotic materials. The Snake Pit uses field-trained experts and dedicated engineers as instructors and has the capacity to train approximately 880 student installers per year.
Intellectual Property
      We rely on a variety of intellectual property protections, including patents, trade secrets, trademarks, confidentiality agreements, licensing agreements, and other forms of contractual provisions, to protect and advance our intellectual property. We hold patents in various technological arenas, primarily in vehicle security, and home and mobile audio. We also own or have rights to the intellectual property developed by our contract manufacturers on our behalf. In total, we hold 87 issued U.S. patents, which expire at various times between the year 2007 and the year 2020, and have 16 U.S. patents pending. Of our issued U.S. patents, 11 have also been issued as patents in foreign jurisdictions. We consider our patent portfolio to be a key competitive advantage for our business, and we license a number of patents to leading automobile manufacturers and electronics suppliers, which provides us with an incremental source of revenue. These licenses generally extend for the life of the patent.
      The intellectual property associated with the SIRIUS-branded products we sell is owned by SIRIUS and we have a license from SIRIUS for this technology. For co-branded SIRIUS products that we develop, we license the SIRIUS brand name.
      We have registered many trademarks and trade names both in the United States and internationally and are committed to maintaining and protecting them. These registrations will continue to provide exclusive rights in perpetuity provided that we continue to use the trademarks and maintain the registrations. We believe certain of our trademarks and trade names are material to our business and are well known among consumers in our principal markets. Our principal trademarks and trade names include the following:

• Viper	• Definitive Technology	• Automate
• Clifford	• a/d/s/	• Orion
• Python	• Directed Video	• Precision Power
• No One Dares Come Close	• The Science of Security	• DesignTech
Competition
      Our security and convenience products face competition from a limited number of electronics companies. Certain of our other markets, such as mobile video, are very competitive, rapidly changing, and characterized by price competition and rapid product obsolescence. Additionally, certain markets, such as satellite radio, are characterized by rapidly changing technologies and evolving consumer usage patterns. We compete on the basis of brand recognition, quality and reliability, customer service and installation support, distribution capabilities, and, in certain markets, price. Our competitors come predominantly from two categories:

•	Specialty Audio Suppliers. These companies generally compete in specific market niches on the basis of brand image, quality, and technology.

•	Large Consumer Electronics Companies. These companies offer a wide range of products as part of their broad consumer electronics offerings. These companies tend to focus on large, high-volume product categories and generally have not focused on the smaller product segments, such as component speakers, security and convenience products, car amplifiers, and mobile video units, in which we compete. Although consumers may purchase complete audio systems or “theater-in-a-box” made by these consumer electronics companies instead of systems with premium component speakers, we do not compete directly with these products at most of the retailers carrying our speakers. We do, however, compete with a few of these companies. We plan to continue our focus on product categories that do not compete directly with these consumer electronics companies at the wholesale level. To the extent that these companies choose to focus on our product categories, they would be formidable competitors.
      We consider our principal competitors within our product lines to be those listed below:
      • Security and convenience: Audiovox and Crimestopper
      • Premium loudspeakers: Klipsch, Paradigm, B&W, Harman (JBL and Infinity), and Bose
      • Satellite radio: Delphi (XM Radio), Audiovox, Clarion, and Sanyo
      • Mobile video: Audiovox and Rosen
      • Mobile audio: Rockford Fosgate, Kicker, Alpine, MTX, JL Audio, and Audiobahn
      We also compete indirectly with automobile manufacturers, who may improve the quality of the security, convenience, audio, video, and satellite radio equipment they install, which could reduce demand for aftermarket car products. However, if OEMs decide to offer features such as remote start or mobile video on their new vehicles more broadly, we believe the aftermarket industry could be influenced by the attendant advertising and increase in product awareness. OEMs may also change the designs of their cars to make installation of our products more difficult or expensive. Finally, retailer customers such as Best Buy and Circuit City could develop their own private label brands to compete with our products.
      Some of our competitors have greater financial, technical, and other resources than we possess, and many seek to offer lower prices on competing products. To remain competitive, we believe we must regularly introduce new products, add additional features to existing products, and limit increases in prices or even reduce prices.

Government Regulation
      Our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, product disposal, health, and safety matters. Material costs and liabilities may arise from our efforts to comply with these requirements. In addition, our operations may give rise to claims of exposure to hazardous materials by employees or the public or to other claims or liabilities relating to environmental, product disposal, or health and safety concerns.
      Our operations, including the paint booth at our Snake Pit training facility, create a small amount of hazardous waste, including various epoxies, gases, inks, solvents, and other wastes. The amount of hazardous waste we produce may increase in the future depending on changes in our operations. The disposal of hazardous waste has received increasing focus from federal, state, and local governments and agencies and has been subject to increasing regulation.
      Our products, particularly our car security and wireless headphone devices, must comply with all applicable regulations of the Federal Communications Commission, or FCC. We are also subject to various other regulations, including consumer truth-in-advertising laws, warranty laws, and product import/export restrictions.
      The use of our products is also governed by a variety of state and local ordinances, including noise ordinances and laws prohibiting or restricting the running of a motor vehicle without an operator. We do not believe that such laws have had a material effect on our business or the demand for our products to date. However, the passage of new ordinances, or stricter enforcement of current ordinances, could adversely affect the demand for our products.
Employees
      At December 31, 2005, we employed a total of 236 persons. At that date, 10 were engaged in customer service, 41 in engineering and technical support, 72 in shipping and operations, 59 in sales and marketing, and 54 in administration. We consider our relationship with our employees to be good, and none of our employees are represented by a union or collective bargaining agreement.
Executive Officers
      The following table sets forth certain information regarding our executive officers:

Name	Age	Position

James E. Minarik	53	President and Chief Executive Officer
Glenn R. Busse	43	Senior Vice President — Sales and Marketing
Kevin P. Duffy	30	Senior Vice President — Strategy, Corporate Development and Investor Relations
Mark E. Rutledge	35	Senior Vice President — Engineering and Product Development
KC Bean	42	Vice President, General Counsel, and Secretary
Richard J. Hirshberg	51	Vice President — Internal Audit and Compliance
John D. Morberg	42	Vice President — Finance, Chief Financial Officer, and Treasurer
Michael N. Smith	39	Vice President — Operations, Human Resources and Information Technology
      James E. Minarik has served as our Chief Executive Officer since January 2001. From 1992 to December 2000, Mr. Minarik was employed by business units of the publicly traded and Japan-based Clarion Company Limited, a supplier of audio equipment to global car manufacturers and retailers, including as the Chief Executive Officer of Clarion Corporation of America from 1997 to December 2000. Mr. Minarik currently serves both as a member of the Board of Industry Leaders of the Consumer Electronics Association (CEA) and as a governor of the Electronics Industry Alliance (EIA) Board. Mr. Minarik serves on the board of directors of Escort Inc., a privately held radar detector company; and Corvest Promotional Products, Inc., a privately held promotional products company. Mr. Minarik received both a Bachelors Degree and a Masters of Business Administration from the Pennsylvania State University.
      Glenn R. Busse has served as our Senior Vice President — Sales and Marketing since January 2001. Mr. Busse has served our company in various capacities since joining our company in 1986 as Vice President of Sales and Marketing. Prior to joining our company, Mr. Busse served as the National Sales Manager of Black Bart Systems, a vehicle security company. Mr. Busse received his baccalaureate certification from Lycee Paul Langevin in Surenes, France and is fluent in French.
      Kevin P. Duffy has served as our Senior Vice President — Strategy, Corporate Development and Investor Relations since March 2006, and Vice President from June 2003 to March 2006. From July 2002 to June 2003, Mr. Duffy served as a consultant to our company. From August 2001 to June 2003, Mr. Duffy attended the Stanford Graduate School of Business where he received a Masters of Business Administration. From August 2000 to January 2002, Mr. Duffy worked for ThinkTank Holdings LLC, a private venture capital firm located in Southern California, and one of its portfolio companies, as Vice President of Business Development and then as Executive Vice President. Mr. Duffy’s previous experience includes serving as Director of Strategy at Clarion Corporation of America, as well as consulting with Bain & Company and Deloitte & Touche. Mr. Duffy holds an A.B. in Economics from Princeton University.
      Mark E. Rutledge has served as our Senior Vice President — Engineering and Product Development since March 2006, and Vice President from January 2001 to March 2006. Mr. Rutledge has been employed with our company in various capacities since 1994. Prior to joining our company, Mr. Rutledge served as a mobile electronics specialist in both retail sales and installations. Mr. Rutledge received a Bachelors of Science and Masters in Electrical Engineering from the University of California at San Diego. Mr. Rutledge also received a Masters of Science in Executive Leadership from the University of San Diego.
      KC Bean has served as our Vice President and General Counsel since July 2004 and as our Secretary since November 2005. From August 2003 to July 2004, Mr. Bean served as our General Counsel, and from September 2000 to August 2003, Mr. Bean served as our Director of Intellectual Property. From September 1997 to September 2000, Mr. Bean attended Thomas Jefferson School of Law, where he earned his Juris Doctor. Mr. Bean holds a Bachelor of Science Degree from Boise State University and is licensed to practice law in the State of California and before the United States Patent and Trademark Office.
      Richard J. Hirshberg has served as our Vice President — Internal Audit and Compliance since September 2005. Prior to his appointment to this position, Mr. Hirshberg served as our Chief Financial Officer and Vice President — Finance from March 2001 to September 2005. From January 1998 to March 2001, Mr. Hirshberg worked for several start-up companies in the capacity of Chief Financial Officer. From January 1991 to December 1997, Mr. Hirshberg served in various capacities, culminating in the position of Chief Financial Officer, for McGaw, Inc., a publicly traded pharmaceutical manufacturer. Mr. Hirshberg is a Certified Public Accountant and spent over 11 years at Arthur Andersen & Co. in various capacities. Mr. Hirshberg received a Bachelors Degree from Northwestern University and a Masters of Business Administration from Northwestern University’s Kellogg Graduate School of Management.
      John D. Morberg has served as our Vice President — Finance, Chief Financial Officer, and Treasurer since September 2005. From June 1997 until July 2005, Mr. Morberg served as Vice President and Controller of Petco Animal Supplies, Inc., a publicly traded national retailer of premium pet food, supplies, and services. From 1990 to 1997, Mr. Morberg served in various capacities, including Chief Financial Officer and Corporate Counsel, for two retail automobile dealership groups. From 1986 to 1990, Mr. Morberg worked for KPMG LLP in its audit group. Mr. Morberg received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and a Bachelor of Business Administration in accounting from the University of San Diego. Mr. Morberg is an attorney at law licensed to practice in the State of California and is a Certified Public Accountant.
      Michael N. Smith has served as our Vice President — Operations, Human Resources and Information Technology since February 2005 and as a Vice President from April 2002 until February 2005. From 1990 until April 2002, Mr. Smith served in various capacities for Ford Motor Company, including information technology, mergers and acquisitions, business strategy, and the Wingcast division. Mr. Smith holds a Bachelors Degree, with Highest Honors, in Business Administration/Operations Management from Auburn University and a Masters Degree in Business Administration/Information Technology from the University of Texas at Austin.
Item 1A.     Risk Factors.
      You should carefully consider the following factors, together with all other information included in this report, in evaluating our company and our business.
Risks Related to Our Business
We operate in the highly competitive branded consumer electronics industry.
      In certain markets, such as home audio and satellite radio, we compete directly or indirectly with a large number of competitors, including some of the world’s most recognized branded consumer electronics companies. Many of these companies have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess, which afford them competitive advantages over us. Further, the mobile video market is intensely competitive and is characterized by price erosion, rapid technological change, and competition from major domestic and international companies. OEMs offer certain products with which we compete, such as mobile audio and mobile video, and could attempt to offer additional competing products, or our customers could determine to adopt a private label sales strategy, either of which could reduce our sales.
      Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and developing new or enhanced products;

•	our ability to address the needs of our retailers and consumers;

•	the pricing, quality, performance, reliability, features, ease of installation and use, and diversity of our products;

•	the quality of our customer service; and

•	product or technology introductions by our competitors.
      The success of competing products or technologies could substantially reduce the demand for our products and cause our sales to decline.
If we do not continue to improve our core products or develop new products that meet the constantly changing demands of our customers, our sales may decline.
      Our ability to succeed is based in large part on meeting the demands of the branded consumer electronics market. We must regularly improve our core products and introduce new products and technologies that gain market acceptance, such as our introduction of two-way security and convenience devices, mobile video, and satellite radio products in recent years. Our future operating results will depend to a significant extent on our ability to provide products that compare favorably on the basis of time to introduction, cost, and performance with the products of our competitors.
      We may experience difficulties that delay or prevent the development, introduction, or market acceptance of new products and technologies. Some or all of our products may not achieve commercial success as a result of technological problems, competitive cost issues, and other factors. Our delivery schedules for new products may be delayed due to manufacturing or other difficulties. In addition, our retailers may determine not to introduce or may cease to sell our new products for a variety of reasons, including the following:

•	unfavorable comparisons with products introduced by others;

•	superior technologies developed by our competitors;

•	price considerations; and

•	lack of anticipated or actual market demand for our products.
      We may be unable to recover any expenditures we make relating to one or more new products or technologies that ultimately prove to be unsuccessful for any reason. In addition, any investments or acquisitions made to enhance our technologies may prove to be unsuccessful.
We depend upon certain key customers for a large portion of our sales, and the loss of any of those customers could harm our business.
      For the year ended December 31, 2005, sales to our top five customers, including our international distributors, accounted for approximately 48% of our gross product sales of which Best Buy (including its subsidiary Magnolia Audio Video) accounted for approximately 26% of our gross product sales. In addition, Circuit City accounted for approximately 15% of our gross product sales for the year ended December 31, 2005. With the growth of the satellite radio market, we expect our percentage of sales to Best Buy and Circuit City to increase in the future, increasing our dependence on those customers. Reliance on key customers may make fluctuations in revenue and earnings more severe and make business planning more difficult.
      Our customers do not provide us with firm, long-term volume purchase commitments. As a result, customers can cancel purchase commitments or reduce or delay orders on relatively short notice. Any material delay, cancellation, or reduction of orders from any of our key customers could harm our business, financial condition, and results of operations. The adverse effect would be more pronounced if our other customers did not increase their orders or if we were unsuccessful in generating new customers.
Adverse developments affecting SIRIUS Satellite Radio could cause our sales to decline and harm our business.
      In August 2004, we began selling, marketing, and distributing products for SIRIUS Satellite Radio, a subscription-based satellite radio company that provides content to compatible receivers, including the SIRIUS-branded receivers we distribute. The sale of SIRIUS products currently accounts for a significant (approximately 39% for the year ended December 31, 2005) and growing portion of our gross product sales. Our agreement with SIRIUS expires in April 2008 unless extended, and our business would be harmed and our sales would decline if it is not extended. The agreement also permits SIRIUS to distribute SIRIUS products directly to consumers.
      The rapid growth in SIRIUS’s subscriber base that has supported the growth in our SIRIUS product sales may not continue.
      The satellite radio business is a relatively new and unproven business, and SIRIUS Satellite Radio has incurred substantial losses since its inception. The satellite radio market in general, and SIRIUS in particular, may fail to develop and may never reach profitability, which could cause SIRIUS to discontinue its business. If SIRIUS is forced to discontinue its operations, our sales would decline and our business would be harmed. In addition, SIRIUS could in the future change its hardware distribution strategy, including entering into arrangements with one or more of our competitors in addition to or instead of us, or could determine to sell the hardware itself.
      To increase satellite radio subscriptions, satellite radio receivers are being heavily promoted by SIRIUS, XM Radio, and retailers at reduced retail prices. While our performance is based on negotiated wholesale prices and manufacturing costs, we must generate higher unit sales volume to maintain revenue and profits from these products in this promotional environment.

Our pricing and promotional practices could be challenged.
      We maintain various arrangements with our customers concerning pricing and promotional activities. In most cases, these arrangements have been in effect for a number of years. Although these arrangements have not been challenged in the past, federal or state regulatory authorities or private parties could challenge them in the future. Any such challenge could result in significant litigation costs or judgments against us. We have reviewed our customer arrangements and we made certain changes to them in order to replace our prior rebate program with a co-operative marketing allowance program and to make clear that our dealers do not agree to sell our products at specified prices. We cannot predict whether or to what extent any such changes might adversely affect our relationships with our customers and our operating performance.
We rely on contract manufacturers, and their failure to maintain satisfactory delivery schedules could increase our costs, disrupt our supply chain, and result in our inability to deliver our products, all of which would adversely affect our operating results.
      All of our products are manufactured and assembled by outsourcing partners, which are primarily located in China, Taiwan, and South Korea. Our largest supplier is Nutek Corporation, a private Taiwanese company with manufacturing operations in Taiwan and China. Nutek accounts for a significant portion of our total purchases and a substantial majority of our security and convenience products. We do not have long-term (more than one year) arrangements with any of our contract manufacturers that guarantee production capacity or prices. Certain of our contract manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. Qualifying new manufacturers is time-consuming and could result in unforeseen manufacturing and operational problems. The loss of our relationships with our contract manufacturers or their inability to conduct their manufacturing services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. Additionally, rapid increases in orders from any of our larger customers could cause our requirements to exceed the capacity of our contract manufacturers. If any of these events were to occur, the resulting decline in revenue would harm our business.
Shortages of components and materials may delay or reduce our sales and increase our costs.
      The inability of our contract manufacturers to obtain sufficient quantities of components and other materials, especially LCD panels and controller chips, necessary to make our products could result in delayed sales or lost orders. We may be faced with increased costs, supply interruptions, and difficulties in obtaining certain components. Materials and components for some of our major products may not be available in sufficient quantities to satisfy our needs because of shortages of these materials and components. Any supply interruption or shortages could harm our reputation with our customers and may result in lost sales opportunities.
A disruption in our ability to import our products could increase our costs, cause our sales to decline, and harm our business.
      Substantially all of our products are manufactured outside of the United States. Transportation delays or interruptions, such as those caused by labor strikes, natural disasters, terrorism, inspection delays, or import restrictions, could impede our ability to timely deliver our products to our customers. These interruptions could also increase our costs, if, for example, we were forced to ship our products from our suppliers via air rather than via ocean carrier.
      Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer or repatriation of funds, limitations on imports or exports, or the expropriation of private enterprises also could have a material adverse effect on us or our suppliers. In addition, U.S. trade policies, such as the granting or revocation of

“most favored nation” status and trade preferences for certain Asian nations, including China, Taiwan, and South Korea, could affect our business and sales of our products.
      In addition, because a large portion of our products are manufactured by companies located in both China and Taiwan, we are subject to additional risks due to the tense relationship between the Taiwanese and Chinese governments, which has been strained in recent years. Any significant deterioration of relations between Taiwan and China, or between the United States and China, could have far-reaching effects on companies that import major portions of their supplies or finished products from China, including us, and could impact the operations of our suppliers in Taiwan and China. This would adversely affect our ability to obtain a majority of our products on a timely basis, at reasonable costs, or at all.
If we do not successfully maintain the quality of the installation of our automotive products by our retailer partners, our reputation could suffer and our sales could decline.
      The successful use of our automotive products depends substantially upon the proper installation of those products. This installation is generally performed by our retailer customers. Our efforts to improve the installation skills of our third party installers may not succeed. The failure by third parties to properly install our products could harm our reputation, which in turn could cause our sales to decline and could increase warranty claims and costs.
If we become subject to product returns or product liability claims resulting from defects in our products, we may face an increase in our costs, a loss of customers, or a delay in the market acceptance of our products.
      Our products are complex and may contain undetected defects or experience unforeseen failures when first introduced or as new versions are introduced. Despite testing by us and our manufacturers, defects may be found in existing or new products. Any such defects could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed.
      Defects could also lead to liability for defective products as a result of lawsuits against us or against our retailers. We agree to indemnify certain of our retailer customers in some circumstances against liability from defects in our products. Potential claims could include, among others, bodily injury due to an obstructed view by a mobile video screen, unintended vehicle ignition or motion from a remote start product, or the failure of our replacement headrests. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend. If successful, such claims could require us to make significant damage payments in excess of our insurance limits.
We have identified certain material weaknesses in our internal control over financial reporting. Our efforts to remedy these issues may not be successful or may not be sufficient to prevent similar issues from arising in the future.
      We have identified the following material weaknesses:

•	Inadequate Resources in our Accounting and Financial Reporting Functions. We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles commensurate with our existing financial reporting requirements and the requirements we face as a public company. Accordingly, management has concluded that this control deficiency constitutes a material weakness, and that it contributed to the following material weakness.

•	Inability to Appropriately Analyze Certain Accounts. We did not maintain effective controls with respect to the analysis of our other assets and various accrual accounts. Specifically, we did not perform a complete and timely analysis of our other assets account, which resulted in an audit adjustment related to the inappropriate capitalization of costs during the three-month period ended June 30, 2005 and the three-month period ended September 30, 2005. In addition, we did not perform a complete analysis of various accrual accounts, including accrued expenses and accrued rebates, resulting in audit adjustments in the 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      We have evaluated these material weaknesses and are developing a plan to remediate these material weaknesses. In connection with our remediation efforts, we continue to review our internal financial control and accounting resources, establish formal technical accounting training for accounting and financial reporting personnel, document our conclusions on technical accounting issues and determinations on a timely basis, and ensure the technical proficiency of our audit committee to oversee our financial reporting function. We are also developing formal procedures for financial statement variance analysis and balance sheet reconciliations and establishing an internal audit function. We have also initiated a Sarbanes-Oxley Section 404 preparedness project, and have implemented a disclosure controls committee that, among other things, utilizes a certification and sub-certification process. The steps we are taking or any additional measures may not remediate the material weaknesses we have identified and we may be unable to implement and maintain adequate internal control over financial reporting in the future.
      As a public company, we require greater resources in our accounting and financial reporting functions than we required as a private company. For example, we have needed to hire additional employees and further train our existing employees. We have incurred and may continue to incur substantial expenses relating to the remediation of the material weaknesses in our internal control over financial reporting. Our accounting and financial reporting functions may not have, or may be unable to maintain, adequate resources to ensure that we will not have any future material weaknesses in our system of internal control over financial reporting. The effectiveness of our internal control over financial reporting may in the future be limited by a variety of factors including the following:

•	faulty human judgment and simple errors, omissions, or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of policies and procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.
      If we fail to have effective controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information and be subject to delisting from the Nasdaq National Market, Securities and Exchange Commission investigation, and civil or criminal sanctions. Additionally, ineffective internal control over financial reporting would place us at increased risk of fraud or misuse of corporate assets.
If we do not successfully address the risks associated with our international operations, our business could be harmed.
      Our sales and distribution operations in the European and Asian markets create a number of logistical and communications challenges for us. Our international sales were approximately $26.6 million in 2005. We plan to increase our international sales in the future. Selling products internationally exposes us to various economic, political, and other risks, including the following:

•	management of a multinational organization;

•	the burdens and costs of compliance with local laws and regulatory requirements as well as changes in those laws and requirements;

•	transportation delays or interruptions and other consequences of less developed infrastructures;

•	overlap of tax issues;

•	tariffs and duties;

•	political or economic instability in certain parts of the world; and

•	protectionist trade legislation in either the United States or foreign countries.
      Our revenues and purchases are predominantly in U.S. Dollars. However, we collect a portion of our revenue in non-U.S. currencies, such as British Pounds Sterling. In the future, and especially as we expand our sales in international markets, our customers may increasingly make payments in non-U.S. currencies. In addition, we account for a portion of our costs in our U.K. office, such as payroll, rent, and indirect operating costs, in British Pounds Sterling. Fluctuations in foreign currency exchange rates could affect our sales, cost of sales, and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. A majority of our products are made in China, which recently revalued its currency, the yuan, upward against the U.S. Dollar. Appreciation of the yuan against the U.S. Dollar causes certain of our manufacturers’ costs to rise in U.S. Dollar terms. This could pressure our manufacturers to raise prices and thereby adversely affect our profitability. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.
Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute shareholder value, and adversely affect our operating results.
      We plan to continue to review opportunities to buy other businesses or technologies that would complement our current product lines, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. In September 2004, we acquired Definitive Technology, and we have acquired other businesses in the past. We are also likely to buy businesses, assets, brands, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute the percentage ownership of our existing shareholders, incur substantial debt, or assume contingent liabilities. Our recent acquisition of Definitive Technology, as well as potential future acquisitions, involve numerous risks, including the following:

•	challenges integrating the purchased operations, technologies, products, systems, or services with our own;

•	potential compliance issues with regard to acquired companies that do not have adequate internal controls;

•	misjudgment by us of revenue and profit potential of acquisition candidates;

•	unanticipated costs or hidden liabilities associated with the acquisition;

•	diversion of management’s attention from our existing businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have little or no prior experience; and

•	potential loss of key employees and customers of purchased organizations.

      We may not be successful in overcoming these and other risks encountered in connection with such acquisitions, and our inability to do so could adversely affect our business. In addition, any strategic alliances or joint ventures we enter into may not achieve their strategic objectives, and parties to our strategic alliances or joint ventures may not perform as contemplated. Problems associated with the management or operation of, or the failure of, any strategic alliances or joint ventures could divert the attention of our management team and have a material adverse effect on our operations and financial position.
      Our ability to grow through acquisitions will also depend upon various factors, including the availability of suitable acquisition candidates at attractive purchase prices, our ability to compete effectively for available acquisition opportunities, and the availability of funds or common stock with a sufficient market price to complete acquisitions.
      As a part of our acquisition strategy, we frequently engage in discussions with various companies regarding their potential acquisition by us. In connection with these discussions, we and potential acquisition candidates often exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession and related matters. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur do not result in binding legal agreements and are not consummated.
If we are unable to protect our intellectual property, our ability to compete effectively in our markets could be harmed.
      We believe that our success depends in part on protecting our proprietary technology. We rely on a combination of patent, trade secret, and trademark laws, confidentiality procedures, and contractual provisions to protect our intellectual property. We also seek to protect certain aspects of our technology under trade secret laws, which afford only limited protection. We face risks associated with our intellectual property, including the following:

•	intellectual property laws may not protect our intellectual property rights;

•	third parties may challenge, invalidate, or circumvent any patents issued to us;

•	unauthorized parties may attempt to copy or otherwise use information that we regard as proprietary despite our efforts to protect our proprietary rights;

•	others may independently develop similar or superior technology, duplicate our technologies, or design around any patents issued to us; and

•	effective protection of intellectual property rights may be limited or unavailable in some foreign countries in which we operate.
      We may not be able to obtain effective patent, trademark, service mark, copyright, and trade secret protection in every country in which we sell our products. We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights, and such action may be unsuccessful. For example, we are currently pursuing our rights in China against an entity we believe is counterfeiting certain of our a/d/s/ products. We have filed an application to register the a/d/s/ mark in China. Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and our competitors may independently develop similar technologies. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the markets for our products.
We may be required to incur substantial expenses and divert management attention and resources in defending intellectual property litigation against us or prosecuting others for their unauthorized use of our intellectual property.
      The markets in which we compete can involve litigation regarding patents and other intellectual property rights. We sometimes receive notices from third parties, including groups that have pooled their intellectual property, that claim our products infringe their rights. From time to time, we receive notices from third parties of the intellectual property rights such parties have obtained. We cannot be certain that our products and technologies do not and will not infringe issued patents or other proprietary rights of others. Any claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty and licensing agreements, all of which could have a material adverse effect on our business. We may be unable to obtain such licenses on commercially reasonable terms, or at all, and the terms of any offered licenses may not be acceptable to us. If forced to cease using such intellectual property, we may not be able to develop or obtain alternative technologies. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, or selling certain of our products, which could have a material adverse effect on our business.
      Furthermore, parties making such claims could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to make, use, or sell our products in the United States or abroad. Such a judgment would have a material adverse effect on our business. In addition, we are obligated under certain agreements to indemnify our customers or other parties if we infringe the proprietary rights of third parties. Any required indemnity payments under these agreements could have a material adverse effect on our business.
      Should any of our competitors file patent applications or obtain patents that claim inventions also claimed by us, we may choose to participate in an interference proceeding to determine the right to a patent for these inventions. Even if the outcome is favorable, this proceeding could result in substantial cost to us and disrupt our business.
      We sometimes need to file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business.
Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.
      As of December 31, 2005, our consolidated long-term indebtedness was $170.1 million. We may incur substantial additional indebtedness in the future, including additional borrowings under our revolving credit facility.
      Our substantial indebtedness and the fact that a substantial portion of our cash flow from operations must be used to make principal and interest payments on this indebtedness could have important consequences, including the following:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the availability of our cash flow for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

•	limiting, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds; and

•	having a material adverse effect on our business if we fail to comply with the covenants in our debt agreements, because such failure could result in an event of default that, if not cured or waived, could result in all or a substantial amount of our indebtedness becoming immediately due and payable.
      Our ability to incur significant future indebtedness, whether to finance potential acquisitions or for general corporate purposes, will depend on our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity. Beginning in September 2009, the principal amortization obligations under our senior credit facility will increase substantially. If we cannot satisfy these obligations from operating cash flow, we will be required to refinance all or a portion of our senior credit facility. If we are unable to refinance this or any of our indebtedness on commercially reasonable terms or at all, or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.
Our senior secured credit facility contains restrictive terms and our failure to comply with these terms could put us in default, which would have an adverse effect on our business and operations.
      Our senior secured credit facility contains a number of significant covenants. These covenants limit our ability to, among other things, do the following:

•	incur additional indebtedness;

•	make capital expenditures and other investments;

•	merge, consolidate, or dispose of our assets or the capital stock or assets of any subsidiary;

•	pay dividends, make distributions, or redeem capital stock;

•	change our line of business;

•	enter into transactions with our affiliates; and

•	grant liens on our assets or the assets of our subsidiaries.
      Our senior secured credit facility also requires us to maintain specified financial ratios and satisfy financial condition tests at the end of each fiscal quarter. Our ability to meet these financial ratios and tests can be affected by events beyond our control, and we may not meet those tests. A breach of any of these covenants could result in a default under the senior secured credit facility. If the lenders accelerate amounts owing under the senior secured credit facility because of a default and we are unable to pay such amounts, the lenders have the right to foreclose on substantially all of our assets.
Our debt obligations have variable rates, which makes us vulnerable to increases in interest rates.
      As of December 31, 2005, we had approximately $171.8 million of outstanding debt, all of which is subject to variable interest rates. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Our annual interest expense on our variable rate debt would increase by $1.7 million for each 1% increase in interest rates, assuming no revolving credit borrowings.
Disruption in our main distribution centers may prevent us from meeting customer demand, and our sales and profitability may suffer as a result.
      We manage our product distribution in the continental United States through our operations in Vista, California and two public warehouses in Louisville, Kentucky. A serious disruption, such as an earthquake, flood, or fire, at either of our main distribution centers could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and experience longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business.

A decline in discretionary spending would likely cause our sales to decline.
      The consumer products that we sell constitute discretionary purchases. As a result, a recession in the general economy or other conditions affecting disposable consumer income and retail sales would likely reduce our sales. Consumer spending is volatile and is affected by many factors, including interest rates, consumer confidence levels, tax rates, employment levels and prospects, and general economic conditions.
Our operating results may experience significant periodic and seasonal fluctuations, which could cause our results to fall short of expectations and cause our stock price to decline.
      The consumer electronics industry has experienced significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices, intense competition, and production overcapacity. In addition, the consumer electronics industry is cyclical in nature. We may experience substantial period-to-period fluctuations in operating results, at least in part because of general industry conditions or events occurring in the general economy.
      In addition to the variability resulting from the cyclical nature of the consumer electronics industry, other factors may contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

•	the timing and volume of orders relative to the capacity of our contract manufacturers;

•	product introductions or enhancements and market acceptance of product introductions and enhancements by us and our competitors;

•	evolution in the life cycles of our products;

•	timing of expenditures in anticipation of future orders;

•	product mix; and

•	pricing and availability of competitive products.
      For instance, our recent revenue increases are attributable in large part to the growth of the satellite radio and home audio markets. We would experience adverse performance trends or slower growth if we cannot add other products to generate revenue growth when growth trends slow or reverse for these products.
      Historically, our sales have usually been weaker in the first two quarters of each fiscal year and have, from time to time, been lower than the preceding quarter. Our products are highly consumer-oriented, and consumer buying is traditionally lower in these quarters. Sales of our products are usually highest in our fourth fiscal quarter due to increased consumer spending on electronic devices during the holiday season, which will be even more pronounced with the growth of our SIRIUS Satellite Radio business.
      The size, timing, and integration of any future acquisitions may also cause substantial fluctuations in operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.
      Accordingly, you should not rely on the results of any past periods as an indication of our future performance. It is possible that in some future periods, our operating results may be below expectations of public market analysts or investors. If this occurs, our stock price may decline.
We may seek to raise additional capital in the future to finance our operations in the consumer electronics industry, and our inability to raise such capital could restrict our growth and harm our operating results.
      From time to time we may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand our facilities and equipment, to meet the changing needs of the consumer electronics market, to finance working capital requirements, or to make acquisitions such as our acquisition of Definitive Technology in 2004. For instance, in 2005 we increased the size of our senior secured credit facility due to our increased working capital needs associated with our increased sales levels. We cannot predict the timing or amount of any additional capital requirements at this time. If our senior secured credit facility is inadequate to provide for these requirements and additional equity or debt financing is not available on satisfactory terms, we may be unable to maintain or expand our business or to develop new business at the rate desired and our operating results may suffer.
Our executive officers and key personnel are critical to our business, and these officers and personnel may not remain with us in the future.
      We depend substantially on the efforts and abilities of our senior management and sales personnel, especially our chief executive officer, James E. Minarik. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and we may not be able to retain our personnel or attract additional qualified personnel. The loss of a member of senior management requires the remaining executive officers to divert immediate and substantial attention to fulfilling his or her duties and to seeking a replacement. The inability to fill vacancies in our senior executive positions on a timely basis could adversely affect our ability to implement our business strategy, which would negatively impact our results of operations.
We are subject to various governmental regulations that could adversely affect our business.
      Like many businesses, our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, product disposal, and health and safety matters. We could become subject to liabilities as a result of a failure to comply with applicable laws and incur substantial costs to comply with existing, new, modified, or more stringent requirements. In addition, our past, current, or future operations may give rise to claims of exposure to hazardous substances by employees or the public or to other claims or liabilities relating to environmental, product disposal, or health and safety concerns. For instance, we maintain a paint booth at our Snake Pit training facility, and the training conducted there generates various airborne particulates.
      Our wireless products, including our security and wireless headphone devices, must comply with all applicable regulations of the Federal Communications Commission, or FCC. Any failure or delay in obtaining required FCC licenses could prevent or delay new product introductions. Failure to comply with applicable FCC regulations could result in significant fines or product recalls.
      The use of our products is also governed by a variety of state and local ordinances that could affect the demand for our products. For instance, the passage of new noise ordinances, or stricter enforcement of current noise ordinances, could reduce the demand for our mobile audio products. Additionally, many states currently have in place laws prohibiting or restricting the running of a motor vehicle without an operator, the enforcement of which could adversely affect the demand for our hybrid and convenience products that contain remote start capabilities.
Risks Related to Ownership of Our Common Stock
The market price for our common stock may be volatile.
      There was no public market for our common stock prior to our initial public offering in December 2005, and an active public market for our common stock may not be sustained. Many factors could cause the market price of our common stock to rise and fall, including the following:

•	the gain or loss of significant customers or orders;

•	introductions of new products or new pricing policies by us or by our competitors;

•	variations in our quarterly results;

•	announcements of technological innovations by us or by our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	the level and quality of research analyst coverage for our common stock;

•	changes in the estimates of our operating performance or changes in recommendations by any research analysts that follow our stock; and

•	market conditions in our industry, the industries of our customers, and the economy as a whole.
      In addition, public announcements by our competitors concerning, among other things, their performance, strategy, accounting practices, or legal problems could cause the market price of our common stock to decline regardless of our actual operating performance.
Our current principal shareholders have significant influence over us, and they could delay, deter, or prevent a change of control or other business combination or otherwise cause us to take action with which you might not agree.
      Investment funds affiliated with Trivest Partners, L.P. together beneficially own approximately 44.3% of our outstanding common stock. In addition, five of our directors are affiliated with Trivest Partners, L.P. As a result, Trivest Partners, L.P. has significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of shareholders regardless of whether or not other shareholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders.
The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.
      The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market and the perception that these sales could occur may depress the market price. As of December 31, 2005, we had 24,769,197 shares of common stock outstanding. Of these shares, 9,375,000 shares are freely tradable, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act of 1933. The holders of substantially all of the remaining 15,394,197 shares of common stock have agreed, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of common stock during the 180-day period beginning on December 15, 2005, except with the prior written consent of Goldman, Sachs & Co., the lead underwriter in our initial public offering. After the expiration of the lock-up period, these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144.
      Beginning 180 days after December 15, 2005, shareholders owning 14,373,104 shares will be entitled to require us to register our securities owned by them for public sale. In addition, we plan to file a registration statement to register the 2,750,000 shares issuable under our incentive compensation plan.
      Sales of common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Provisions in our articles of incorporation, our bylaws, and Florida law could make it more difficult for a third party to acquire us, discourage a takeover, and adversely affect existing shareholders.
      Our articles of incorporation, our bylaws, and the Florida Business Corporation Act contain provisions that may have the effect of making more difficult, delaying, or deterring attempts by others to obtain control of our company, even when these attempts may be in the best interests of shareholders. These include provisions limiting the shareholders’ powers to remove directors or take action by written consent instead of at a shareholders’ meeting. Our articles of incorporation also authorize our board of directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Florida law also imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested shareholders.”
      These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which shareholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

Item 1B.	Unresolved Staff Comments.
      Not applicable.

Item 2.	Properties.
      We occupy approximately 163,000 square feet in a leased facility in Vista, California, which houses our corporate headquarters. We utilize approximately 33,000 square feet for our sales, marketing, engineering, customer service, technical support, legal, finance, and administrative functions. We utilize approximately 119,000 square feet for our principal distribution facility. Finally, we utilize approximately 11,000 square feet for our training facility known as The Snake Pit. We lease this facility under an agreement that extends through 2013, and have an option to renew the lease for an additional five years.
      We also use public warehouses to distribute certain of our products, as well as the following leased facilities:

Location	Purpose	Size

Owings Mills, Maryland	Sales and Marketing Office	4,500 sq. ft.
Epsom, England	Sales and Distribution Center	10,000 sq. ft.

Item 3.	Legal Proceedings.
      On March 31, 2004, Omega Patents, L.L.C., or Omega, filed a claim in the United States District Court for the Middle District of Florida, OMEGA PATENTS, L.L.C. vs. FORTIN AUTO RADIO, INC., alleging breach of a license agreement. Omega subsequently amended its complaint to add us as a defendant in the suit, alleging patent infringement. Specifically, Omega alleges that certain of our products infringe certain Omega patents. Omega is seeking both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. On January 17, 2006, we moved to dismiss the case or transfer it to the United States District Court for the Southern District of California. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations, and intend to vigorously defend the case. We do not expect this litigation to materially impact our business, results of operations, or financial condition. However, there can be no assurance that we will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on our results of operations.
      From time to time, we are involved in other litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.
      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
      Our common stock has been traded on the NASDAQ National Market under the symbol DEIX since our initial public offering on December 16, 2005. The following table sets forth high and low sale prices of common stock for each calendar quarter indicated as reported on the NASDAQ National Market.

	High	Low

2005
Fourth quarter	$17.00	$13.76
2006
First quarter (through March 30, 2006)	$16.25	$12.75
      On March 30, 2006, the closing sale price of our common stock was $15.77 per share. On March 30, 2006, there were approximately 66 record holders and approximately 1,808 beneficial owners of our common stock.
Use of Proceeds
      On December 21, 2005, we completed the initial public offering of our common stock that was effected through a Registration Statement on Form S-1 (Reg. No. 333-127823) declared effective by the Securities and Exchange Commission on December 15, 2005. We received net proceeds of $85.8 million from the offering after deducting underwriting discounts an offering expenses. We used approximately $76.6 million of the net proceeds to prepay our then-outstanding subordinated notes and accrued interest, which included a $0.7 million prepayment premium.
      We also used approximately $7.5 million of the net proceeds of this offering to terminate our sale bonus agreements with various key employees. We used the remaining net proceeds, together with available cash or revolving credit borrowings, to terminate our management agreement with Trivest Partners, L.P., and our associate equity gain program. See “Certain Relationships and Related Transactions.”
      We did not receive any of the net proceeds from the sale of shares of common stock by the selling shareholders in the offering, which were approximately $51.2 million.
Dividend Policy
      On June 17, 2004, we paid a special cash dividend of $109.4 million to the holders of our outstanding shares of common stock and our warrants.
      We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital and legal requirements as well as other factors deemed relevant by our board of directors. Our current debt agreements prohibit us from paying dividends without the consent of our lenders.

Equity Compensation Plan Information
      The following table sets forth information with respect to our common stock that has been authorized for issuance under our 2005 incentive compensation plan as of December 31, 2005.

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities Reflected
	Options, Warrants,	Options, Warrants,	in Column
Plan Category	and Rights	and Rights	(a))

Equity Compensation Plans Approved by Stockholders	1,055,686	$16.00	1,694,314
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	1,055,686		1,694,314

Item 6.	Selected Financial Data.
      The consolidated statement of operations data for the fiscal years ended December 31, 2003, 2004, and 2005 and the consolidated balance sheet data as of December 31, 2004 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal year ended December 31, 2002 and the consolidated balance sheet data as of December 31, 2002 and 2003 have been derived from our audited consolidated financial statements not included herein. The consolidated statement of operations data for the fiscal year ended December 31, 2001, and the consolidated balance sheet data as of December 31, 2001, have been derived from our unaudited consolidated financial statements. The selected consolidated financial data reflects an amendment to our articles of incorporation that was effected on December 1, 2005. Pursuant to the amendment, each share of Class A common stock and each share of Class B common stock were converted into 3.27 shares of a single class of new common stock. You should read this information in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,

	2001	2002	2003	2004		2005

	(Unaudited)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$105,591	$123,709	$131,765	$189,869	(a)	$304,558
Cost of sales	53,143	61,960	69,907	108,525		204,171 (c)

Gross profit	52,448	61,749	61,858	81,344		100,387
Total operating expenses	28,092	30,470	31,782	41,105		81,065 (c)

Income from operations	24,356	31,279	30,076	40,239	(a)	19,322
Interest expense, net(b)	12,486	9,723	9,091	16,523		24,857

Income (loss) before provision for (benefit from) income taxes	11,870	21,556	20,985	23,716		(5,535)
Provision for (benefit from) income taxes	4,695	8,793	8,514	9,754		(398)

Net income (loss)	7,175	12,763	12,471	13,962		(5,137)
Net income (loss) attributable to participating security holders	3	19	63	138		(61)

Net income (loss) available to common shareholders	$7,172	$12,744	$12,408	$13,824		$(5,076)

Net income (loss) per common share:
Basic	$0.56	$1.00	$0.97	$0.88		$(0.27)

Diluted	$0.47	$0.79	$0.76	$0.80		$(0.27)

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(Unaudited)
	(In thousands)
Other Data:
Adjusted EBITDA(d)	$31,546	$35,611	$34,491	$40,689	$55,777
Capital expenditures	828	1,269	1,520	1,317	1,690
Depreciation	262	475	723	943	1,409
Amortization of intangibles	6,502	3,286	3,287	3,505	4,050
Cash taxes paid	3,800	2,482	6,254	3,937	6,669
Cash interest paid	11,482	9,556	7,210	10,141	21,903

	As of December 31,

	2001	2002	2003	2004		2005

	(Unaudited)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,862	$14,971	$16,284	$3,784		$12,167
Total assets	192,516	206,628	213,815	294,347		370,620
Total debt	113,590	112,716	95,092	225,610	(b)	171,810
Total shareholders’ equity	49,779	62,527	75,548	458	(b)	99,523

(a)	Includes $6.5 million of royalty revenue from a one-time payment from a major automobile manufacturer for a non-exclusive license to use certain of our patented technology. The only expense associated with this payment was a $0.7 million one-time bonus recorded as operating expense.

(b)	In connection with our June 2004 recapitalization, we incurred approximately $185.0 million of new indebtedness and paid off a total of $76.6 million of existing debt. In addition, we paid a special dividend to shareholders and warrant holders of approximately $109.4 million. Due to the repayment of the existing debt, we wrote off $1.1 million of deferred financing costs and we wrote off $1.7 million of unamortized discount related to the warrants that were issued with the existing debt.

(c)	In connection with our initial public offering of our common stock, we incurred $24.5 million of stock-based compensation, costs related to the termination of certain sale bonus and equity gain program arrangements, and other IPO costs, of which $0.8 million of which is included in cost of sales and $23.7 million of which is included in operating expenses; paid $2.2 million to our chief executive officer pursuant to an equity participation agreement; and paid $3.5 million to terminate a management agreement with a related party.

(d)	In evaluating our business, we consider and use Adjusted EBITDA as a supplemental measure of our operating performance. We define Adjusted EBITDA as EBITDA plus expenses (minus gains) that we do not consider reflective of our ongoing operations. We use Adjusted EBITDA to measure our performance when determining management bonuses, we use Adjusted EBITDA per employee to measure our efficiency, and we use Adjusted EBITDA to measure the performance of potential acquisition candidates. For example, we used EBITDA, as adjusted for certain compensation expenses, rebates, and receivables insurance, to evaluate our acquisition of Definitive Technology in 2004. In addition, we adjust for these expenses in measuring our performance under our senior credit facility. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Discussion” for a discussion of our use of EBITDA and Adjusted EBITDA and certain limitations of EBITDA and Adjusted EBITDA as financial measures. Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally.

      Adjusted EBITDA is calculated as follows for the periods presented:

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(Unaudited)
		(In thousands)
Net income (loss)	$7,175	$12,763	$12,471	$13,962	$(5,137)
Plus: interest expense, net	12,486	9,723	9,091	16,523	24,857
Plus: income tax expense (benefit)	4,695	8,793	8,514	9,754	(398)
Plus: depreciation and amortization	6,764	3,761	4,010	4,448	5,459

EBITDA	31,120	35,040	34,086	44,687	24,781
Plus: equity participation payments(1)	—	—	—	1,280	2,236
Plus: management fees(2)	426	571	405	552	4,220
Less: one-time license fee, net of expenses(3)	—	—	—	5,830	—
Plus: one-time IPO related expenses(4)	—	—	—	—	24,540

Adjusted EBITDA	$31,546	$35,611	$34,491	$40,689	$55,777

(1)	We made these payments under an equity participation agreement with our chief executive officer in connection with our June 2004 recapitalization and our December 2005 IPO. These payments reduced 2004 and 2005 net income and pro forma net income, but we do not consider these payments reflective of our ongoing operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook.”

(2)	In connection with our initial public offering, our management agreement with Trivest Partners, L.P. was terminated. For more information, see “Certain Relationships and Related Transactions.”

(3)	Reflects a $6.5 million non-refundable, up-front payment received from a major vehicle manufacturer for a non-exclusive license to use certain of our patented technology, net of a special $0.7 million one-time bonus paid to all employees.

(4)	In connection with our IPO, we incurred costs of $24.5 million of stock-based compensation, costs related to the termination of certain sale bonus and associate equity gain program arrangements, and other IPO costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report.
Overview
      We are the largest designer and marketer of consumer branded vehicle security and convenience systems in the United States based on sales and a major supplier of home and mobile audio, mobile video, and satellite radio products. Our strong brand and product portfolio, extensive and highly diversified distribution network, and “asset light” business model have fueled the revenue growth and profitability of our company. We sell our products through numerous channels, including independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, and car dealers. We also sell our products internationally, primarily through independent distributors.

      We have grown our business both organically and through acquisitions. Our expansion has resulted in diversifying our product offerings, distribution channels, and base of contract manufacturers. For example, in 2002, we entered the mobile video category through the internal development of a comprehensive product line ultimately resulting in placement at Best Buy as well as regional and independent retailers. We also expanded our business in 2004 by entering into an arrangement with SIRIUS Satellite Radio to sell and market SIRIUS-branded satellite radio products, thus increasing our penetration of national electronics retailers and further diversifying our product mix.
      We outsource all of our manufacturing activities to third parties located primarily in Asia. We believe this manufacturing strategy supports a scalable business model, reduces our capital expenditures, and allows us to concentrate on our core competencies of brand management and product development. Our costs are largely driven by the prices we negotiate with our suppliers. Our expenses are also impacted by such items as personnel, sales and marketing, distribution, and occupancy costs.
Significant Transactions
      We have augmented our organic growth with strategic acquisitions. In 2000, we acquired Clifford Electronics, a maker of premium vehicle security and convenience systems sold under the Clifford and Avital brand names. In the following year, we acquired ADS Technologies, a supplier of car and home audio products. This acquisition expanded our existing mobile audio product offerings with the addition of the a/d/s/, Precision Power, and Orion brand names. In 2004, we significantly expanded our home audio product offerings by acquiring Definitive Technology, a designer and marketer of premium home loudspeakers. We financed this acquisition largely with a $45.0 million increase to our senior credit facility, which increased our interest expense.
      In June 2004, we recapitalized our company by incurring indebtedness of $185.0 million (including refinancing of outstanding debt) and paid a special cash dividend of $109.4 million to shareholders and warrant holders. This recapitalization significantly increased our interest expense. In addition, our 2004 results of operations reflect the write-off of $2.7 million of unamortized debt fees and discounts related to the debt we repaid and approximately $1.3 million of equity incentive payments related to our special dividend. As a result of our acquisitions and June 2004 recapitalization, our results of operations are not necessarily comparable on a period-to-period basis.
      On December 16, 2005, we completed the initial public offering of our common stock in which we sold 5.9 million shares of common stock for gross proceeds of $95.0 million. After underwriting discounts and offering expenses, we received net proceeds of $85.8 million. We used approximately $76.6 million of the net proceeds to prepay our then-outstanding subordinated notes and accrued interest, which included a $0.7 million prepayment premium. In connection with our IPO, we incurred costs of $24.5 million of stock-based compensation, costs related to the termination of certain sale bonus and associate equity gain program arrangements, and other IPO costs; paid $2.2 million to our chief executive officer pursuant to an equity participation agreement; and paid $3.5 million to terminate a management agreement with a related party. Our results of operations are not necessarily comparable on a period-to-period basis.
Outlook
      The statements in this section are based on our current expectations. These statements are forward-looking, and actual results may differ materially. Please refer to Item 1A, “Risk Factors” for more information on what may cause our actual results to differ.
      We experienced several noteworthy events in 2004 and 2005 that will likely continue to impact our financial results for 2006. We believe our expansion into satellite radio products and acquisition of Definitive Technology should continue to positively impact our 2006 sales. Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2006 will be affected by the following:

•	Satellite Radio. In August 2004, we entered into a strategic supply relationship with SIRIUS Satellite Radio under which we exclusively market and sell certain SIRIUS-branded receivers and other hardware devices to our United States dealer network. For the year ended December 31, 2005, we generated $120.9 million of satellite radio related sales. Our 2005 total sales benefited from a full year of selling satellite radio products, which resulted in a comparatively lower gross margin percentage for 2005 compared with 2004. Our gross profit margin on these products is substantially lower than on our other products. Strong satellite radio sales are continuing in the first quarter of 2006, and we expect that the increasing proportion of satellite radio sales in our product mix will continue to lower our total gross profit margin for the balance of 2006. We expect that this increase in satellite radio product sales will have less of an impact on our operating margins since we generally have lower operating expenses associated with the sale of these products. In 2005, a significant proportion of our satellite radio sales were to national consumer electronics retailers. Because we expect this trend to continue during 2006, we expect the proportion of our total sales accounted for by Best Buy and Circuit City to continue to increase.

•	Definitive Technology. In September 2004, we acquired Definitive Technology, a leading supplier of premium loudspeakers, which enhanced our position in the home audio market. We believe continued growth from this acquisition will depend on continued expansion of Definitive Technology product sales.

•	Exclusive Circuit City Supply Relationship. Circuit City selected us as their exclusive supplier of security and convenience products under the Python, Valet, and Hornet brands for 2005. Due to selling through of a competitor’s existing inventory, Circuit City’s initial orders of our products began in late March 2005. As a result, we also expect the proportion of our total sales accounted for by Circuit City to increase during 2006.

•	Interest Expense. As of December 31, 2005, the outstanding principal balance of our senior credit facility was $166.6 million. In February 2005, we negotiated a reduction in the interest rate on this debt by 1.0%, from LIBOR plus 4.25% to LIBOR plus 3.25%. In connection with our initial public offering and the repayment of our subordinated notes with a portion of the proceeds from that offering, we negotiated a further 1.0% reduction in the interest rate on this debt to LIBOR plus 2.25%, which became effective in February 2006. Our 2005 results reflect the full year impact of interest expense from our current senior credit facility, which we entered into in June 2004 and increased in September 2004 and again in September 2005. In connection with our initial public offering, we repaid $74.0 million of our outstanding subordinated notes. The subordinated notes that were repaid consisted of $37.0 million of senior subordinated notes that bore interest at LIBOR plus 8.0% and $37.0 million of junior subordinated notes that bore interest at 12.0%. We incurred $8.9 million of interest related to this debt in 2005. The repayment of this debt slightly reduced our 2005 interest expense, which reduction was offset by higher term loan and revolving credit balances to support our growth. In connection with repaying the subordinated notes, we incurred a pre-tax charge of approximately $3.2 million related to a debt prepayment premium and the write-off of deferred financing fees. The repayment of the subordinated notes should significantly reduce our 2006 interest expense. As of December 31, 2005, our effective interest rate on our debt was 8.5%.

•	Termination of Sale Bonus, Management, and Associate Equity Gain Program Arrangements. In the fourth quarter of 2005, we recorded a non-recurring, pre-tax charge of $24.5 million of stock-based compensation costs related to the termination of certain sale bonus and associate equity gain program arrangements, and other IPO costs. We also paid $2.2 million to our chief executive officer pursuant to an equity participation agreement, and paid $3.5 million to terminate a management agreement with a related party.

•	Stock-Based Compensation. From July 19, 2001 through July 20, 2005, we issued 161,695 shares of our common stock and $18.7 million aggregate principal amount of convertible promissory notes to certain of our employees for gross proceeds of $0.7 million. Upon the consummation of our initial public offering, we recognized as stock-based compensation expense the difference between the purchase price of the stock (or conversion price of the notes) and the fair value of the stock. As a result, we recorded a non-cash, pre-tax charge for stock-based compensation expense of approximately

$2.5 million upon the closing of our initial public offering. We do not expect to recognize any additional expense in any future periods with respect to these issuances. We also recorded aggregate expense of $21.3 million related to the termination of certain sale bonus and associate equity gain program arrangements (of which $4.9 million was paid in cash), and we granted of 1.0 million restricted stock units, of which all but 22,000 are fully vested. We do not expect to record any additional expense in any future periods with respect to these restricted stock units, with the exception of the vesting of the restricted stock units. We are required to adopt SFAS 123R in 2006, which will result in stock-based compensation, and based on current outstanding options, we do not expect the impact of the adoption of SFAS 123R to have a material impact on our consolidated financial statements.

•	Public Company Expenses. We expect an increase in our general and administrative expenses related to the costs of operating as a public company, such as increased legal and accounting expenses, insurance premiums, and investor relations costs of approximately $2.5 million to $3.0 million in 2006.

•	Working Capital Requirements. Historically, we have required minimal working capital investment in order to operate our business. However, with the initiation of our satellite radio sales and the addition of Definitive Technology in late 2004, our inventory and accounts receivable increased over historical levels. As these products and sales to national retailers represent a higher portion of our overall sales, we will be required to maintain an appropriate level of working capital to support these sales, which will likely include higher revolving credit borrowings. In anticipation of these sales, in September 2005 we increased our term loan by a total of $15.0 million and increased the amount available under our revolving credit facility from $25.0 million to $50.0 million. As of December 31, 2005, we had drawn $5.2 million on our revolving credit facility.

•	Effective Tax Rate. Our effective tax rate for 2005 was a benefit of 7.7% as a result of the non-deductibility of stock-based compensation and certain costs incurred as a result of our IPO. For 2006, we expect our effective tax rate to be approximately 39.0%.

Results of Operations
      The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements:

	Year Ended December 31,

	2003	2004		2005

Net sales	100.0%	100.0%		100.0%
Cost of sales	53.1%	57.2%		67.0%

Gross profit	46.9%	42.8	%(a)	33.0	%(b)
Total operating expenses	24.1%	21.6	%(a)	26.6	%(b)

Income from operations	22.8%	21.2	%(a)	6.3	%(b)
Interest expense, net	6.9%	8.7%		8.2%
Income (loss) before provision for (benefit from) income taxes	15.9%	12.5%		(1.8%)
Provision for (benefit from) income taxes	6.4%	5.1%		(0.1%)

Net income (loss)	9.5%	7.4%		(1.7%)

(a)	Our 2004 performance was affected by $6.5 million of royalty revenue received from a one-time payment from a major automobile manufacturer for a non-exclusive license to use certain of our patented technology and a related $0.7 million one-time bonus.

(b)	In connection with the IPO, we incurred costs of $24.5 million of stock-based compensation, costs related to the termination of certain sale bonus and associate equity gain program arrangements, and other IPO costs; paid $2.2 million to our chief executive officer pursuant to an equity participation agreement; and paid $3.5 million to terminate a management agreement with a related party.

      The net sales that we report represent gross product sales to customers less rebates and payment discounts, plus royalty and other revenue. We do not allocate these rebate or discount payments to specific product categories. As a result, in the discussion below we discuss gross sales by product category. The following table sets forth our gross and net sales information:

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Gross product sales	$136,927	$189,318	$311,403
Rebate/payment discount	7,895	8,647	9,997

Net product sales	129,032	180,671	301,406
Royalty and other revenue	2,733	9,198	3,152

Net sales	$131,765	$189,869	$304,558

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales
      Our net sales increased approximately $114.7 million, or 60.4%, to $304.6 million in 2005 from $189.9 million in 2004 due primarily to our August 2004 entry into the satellite radio market and our expansion into Definitive Technology home audio products, which we began selling in September 2004 after our acquisition of that company. With this net sales increase, we have now increased revenue every year for over 15 years.
      Approximately $91.5 million of our total gross sales increase was attributable to satellite radio product sales, which began in August 2004. These products were primarily sold through national and regional consumer electronics retailers, including Best Buy and Circuit City. Home audio products experienced strong growth due to a full year of sales in 2005, and increased sales to our retail customers including Best Buy’s Magnolia stores. Security and convenience product sales increased due to the March 2005 resumption of sales to Circuit City. Mobile audio sales increased due to the introduction of desktop docking stations for portable music players. Mobile video sales declined due to reduced product placement with retailers, declining average selling prices, reduced sales of sport utility vehicles, and our exit from portable video products.
      Royalty and other revenue decreased by $6.0 million from $9.2 million in 2004 to $3.2 million in 2005. The decease was primarily due to $6.5 million in one-time licensing revenue in 2004.
      Rebates and payment discounts decreased to 3.2% of gross product sales in 2005 compared with 4.6% of gross product sales in 2004 due to increases in sales of products not eligible for rebates.

Gross Profit and Income from Operations
      Our gross profit increased by $19.0 million, or 23.4%, from 2004 to 2005, due to an increase in our net sales. Our gross profit margin decreased from 42.8% in 2004 to 33.0% in 2005 primarily due to a sales mix shift with our introduction of satellite radio products, which provide a significantly lower margin than our other products.
      Income from operations decreased by $20.9 million, or 52.0%, from $40.2 million in 2004 to $19.3 million in 2005. This decrease was due to an increase in operating expenses of $40.0 million partially offset by increased gross profit. IPO related charges accounted for $24.5 million of the operating expense increase. Approximately $3.6 million of the remaining operating expense increase resulted from the inclusion of Definitive Technology’s operating expenses for the entire year. Operating expenses also increased significantly due to the $91.5 million increase in satellite radio gross sales. Amortization of intangibles increased approximately $0.6 million to $4.1 million in 2005 due to the Definitive Technology acquisition.

Interest Expense
      Net interest expense increased approximately $8.3 million, or 50.5%, from $16.5 million in 2004 to $24.9 million in 2005 primarily as a result of the significant increase in outstanding indebtedness in connection with our recapitalization and Definitive Technology acquisition in 2004, additional indebtedness incurred in 2005 to fund working capital requirements to support increased sales, and debt retirement costs of $3.2 million related to debt repayment premium and the write-off of deferred financing fees as a result of our repayment of $74.0 million of subordinated notes, which we repaid with proceeds from the IPO. To a lesser extent, our interest expense was affected by general increases in interest rates, which impacted the interest costs on our variable rate debt. In 2004, we incurred $2.7 million of debt retirement costs associated with the early repayment of debt.

Provision for (benefit from) Income Taxes
      Our effective tax rate decreased from 41.1% in 2004 to an income tax benefit of 7.7% in 2005. This difference resulted from the non-deductibility of stock based compensation and certain costs incurred in connection with our initial public offering.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales
      Our net sales increased approximately $58.1 million, or 44.1%, to $189.9 million in 2004 from $131.8 million in 2003 due primarily to our entry into the satellite radio market, strong growth in mobile video sales, and our expansion into Definitive Technology home audio products, which we began selling in September 2004 after our acquisition of that company.
      Approximately $29.4 million of our total gross sales increase was attributable to satellite radio product sales, which began in August 2004. These products were primarily sold through national and regional consumer electronics retailers, including Best Buy and Circuit City. Mobile video products experienced rapid growth in volume as a result of a broadened product assortment and placement with retailers such as Best Buy. Our acquisition of Definitive Technology, which was completed in September 2004, accounted for $11.1 million of the increase in gross sales. Mobile audio product sales also increased modestly due to the introduction of our value-priced mobile audio line, which we believe improved our market share as the overall market for speakers, amplifiers, and subwoofers declined during this period. Security and convenience product sales declined slightly in 2004 as compared with 2003, as a result of the temporary discontinuation of sales to Circuit City in 2004, which was partially offset by an overall increase in security and convenience sales increases to our other retailer customers.
      Royalty and other revenue increased by $6.5 million from $2.7 million in 2003 to $9.2 million in 2004 because we collected a $6.5 million intellectual property license payment from a major vehicle manufacturer and paid a special $0.7 million bonus to all employees resulting from this payment. Although we routinely collect license revenues for our intellectual property, we do not expect the size and nature of this payment to recur in the future.
      Rebates decreased to 4.1% of gross product sales in 2004 compared to 5.5% of gross product sales in 2003 due to increases in sales of products not eligible for rebates.

Gross Profit and Income from Operations
      Our gross profit increased by $19.5 million, or 31.5%, from 2003 to 2004, due to an increase in our net sales. Our gross profit margin decreased from 46.9% in 2003 to 42.8% in 2004 primarily due to our introduction of satellite radio products, which provide a significantly lower margin than our other products. Additionally, the rapid increase in sales of our mobile video products, which generate lower gross margins than our other security and entertainment products, negatively impacted our overall gross margin.

      Income from operations increased by $10.1 million, or 33.8%, from $30.1 million in 2003 to $40.2 million in 2004. This increase was due to higher gross profit partially offset by an increase in operating expenses of $9.3 million. Nearly half of the operating expense increase resulted from the inclusion of Definitive Technology’s operating expenses and costs associated with the sales of satellite radio products. An additional $1.3 million of the operating expense increase was related to the equity incentive payments made in connection with our June 2004 recapitalization. Additionally, operating expenses increased by $0.7 million related to a one-time bonus paid in connection with the $6.5 million license payment from a major vehicle manufacturer discussed above. Amortization of intangibles increased approximately $0.2 million to $3.5 million in 2004 due to the Definitive Technology acquisition.

Interest Expense
      Net interest expense increased approximately $7.4 million, or 81.8%, from $9.1 million in 2003 to $16.5 million in 2004 primarily as a result of the significant increase in outstanding indebtedness in connection with our recapitalization and Definitive Technology acquisition in 2004. To a lesser extent, our interest expense was affected by general increases in interest rates, which impacted the interest costs on our variable rate debt. The recapitalization resulted in the write-off of $2.7 million of deferred financing fees and unamortized loan discount associated with the repayment of our then-outstanding debt, and this non-cash write-off is included in our interest expense for 2004. Additionally, our 2004 interest expense includes amortization of financing fees related to the new debt incurred in connection with the recapitalization and Definitive Technology acquisition totaling $0.6 million.

Provision for Income Taxes
      Our effective tax rate increased from 40.6% in 2003 to 41.1% in 2004. Our cash taxes paid in 2004 were $3.9 million, representing 16.6% of income before provision for income taxes. This difference results from the amortization of goodwill for tax purposes over 15 years resulting from our original acquisition by Trivest in 1999, when we made an election under Section 338(h)(10) of the Internal Revenue Code, and from the structure of our subsequent acquisitions.
Liquidity and Capital Resources
      Our principal uses of cash are for operating expenses, working capital, servicing long-term debt, capital expenditures, acquisitions, and payment of income taxes. Due to our business model, our capital expenditures are generally low. In addition, our working capital needs have also generally historically been low due to our outsourced manufacturing model and C.O.D./ credit card payment policies in place with our independent retailers. We maintain stringent collection policies, resulting in many of our customers paying by either C.O.D. or by credit card. This profile has recently changed with our introduction of satellite radio products and our acquisition of Definitive Technology, which have caused a significant increase in the proportion of our sales to national and regional customers on commercial payment terms, increasing our accounts receivable and inventories. The increase in working capital in the later part of 2005 was also influenced by the seasonal demand for satellite radio and, to a lesser extent, home audio products. As a result of this seasonal demand, we expect that our receivables and payables will typically peak near year-end due to high fourth quarter volume and will typically be reduced in the first quarter of the year. Historically, we have financed these requirements from internally generated cash flow and borrowings from our credit facility. Furthermore, our cash flow benefits from a difference in our cash taxes paid and our income tax expense.
      Net cash used in operating activities was approximately $19.6 million in 2005, compared with net cash provided by operating activities of approximately $8.9 million in 2004. The decline in our operating cash flow from 2004 to 2005 occurred primarily due to costs associated with our initial public offering and the investment in our working capital to support our increase in satellite radio sales.
      Net cash used in investing activities was approximately $2.7 million in 2005 compared with $51.1 million in 2004. The decrease was primarily due to our acquisition of Definitive Technology in September 2004. Net cash used in investing activities was approximately $51.1 million in 2004 compared with $1.5 million in 2003. The increase was a result of our acquisition of Definitive Technology in September 2004.
      Net cash provided by financing activities was approximately $30.7 million in 2005 compared to $29.7 million in 2004. Our 2005 financing cash flow reflects approximately $85.8 million in net proceeds received in connection with the closing of the initial public offering of our common stock and prepayment of $74.0 million in subordinated notes payable, and $20.2 million in other net borrowings. Net cash provided by financing activities was approximately $29.7 million in 2004 compared with net cash used in financing activities of $18.7 million in 2003. Our 2004 financing cash flow reflects approximately $239.2 million of borrowings (including debt issuance costs) in connection with the recapitalization, and together with $6.0 million of common stock proceeds for the acquisition of Definitive Technology, which more than offset our payment of a $109.4 million special dividend to our shareholders and warrantholders in connection with our recapitalization, and our $87.8 million repayment of the existing debt.
      Cash and cash equivalents were $12.2 million as of December 31, 2005 compared with $3.8 million as of December 31, 2004.
      As discussed above, we used the net proceeds of our initial public offering to prepay all of our outstanding subordinated notes, which reduced our 2005 interest expense. The prepayment of our outstanding subordinated notes is expected to result in a reduction of interest expense of approximately $8.9 million per year.
      Our principal sources of liquidity are cash from operations and funds available for borrowing under our senior credit facility. Our senior credit facility provides for aggregate borrowings of up to $221.0 million and consists of a $50.0 million revolving credit facility due June 2009 and a $171.0 million term loan due June 2010, with significant quarterly payments beginning in September 2009. As of December 31, 2005, the current balance on the term loan was $166.6 million. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities, and letter of credit needs. As of December 31, 2005, we had $5.2 million drawn on our revolving credit facility to fund working capital requirements. We plan to continue to utilize our revolving credit facility, including higher outstanding balances than we have historically experienced, to fund working capital requirements and capital expenditure needs.
      Capital expenditures are expected to be approximately $2.0 million in 2006 and $2.2 million in 2007. We believe, based on our current revenue levels, that our existing and future cash flows from operations, together with borrowings available under our revolving credit facility, will be sufficient to fund our working capital needs, capital expenditures, and to make interest and principal payments as they become due under the terms of our senior credit facility for the foreseeable future. We have minimal required principal payments until September 2009. We expect to refinance or extend our senior credit facility before that time, but we may not be able to obtain such refinancing on acceptable terms or at all.
      In the future, the growth of our business, including faster than anticipated growth of our satellite radio business, may require us to seek additional sources of liquidity such as a larger revolving credit facility. In addition, if we pursue significant acquisitions in the future, this will likely necessitate additional borrowings and, potentially, additional equity. Our ability to use operating cash flow to increase our growth is limited by requirements in our credit agreement to repay debt with excess cash flow as defined therein.
Quarterly Results of Operations
      Our business experiences quarterly fluctuations in net sales and operating income, particularly in light of the strong growth in satellite radio sales. These fluctuations could have a significant impact on our working capital needs. Sales typically increase in the third quarter due to stronger consumer demand for mobile audio and mobile video products driven by the summer season, when consumers typically spend more time in their cars, coupled with retail customers purchasing remote start, home audio, and satellite radio products in advance of the holiday selling season. Sales of our products are highest in our fourth fiscal quarter due to increased consumer spending during the holiday season, which will be even more pronounced with the growth of our satellite radio product sales.

      Our quarterly results are also influenced by the timing of acquisitions and product introductions. For example, our results in 2005 were significantly higher due to the impact of sales of our satellite radio products, which began in August 2004, and the acquisition of Definitive Technology in September 2004. The following table presents unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2005. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended

	2004					2005

	Mar. 31	June 30		Sept. 30	Dec. 31(a)	Mar. 31(a)	June 30(a)(e)	Sep. 30(a)(e)	Dec. 31(a)

	(Unaudited, in thousands, except per share data)
Consolidated Statement of Operations Data:							Restated
Net Sales	$33,914	$37,534	(b)	$38,343	$80,078	$52,065	$55,656	$61,316	$135,521
Cost of sales	18,754	17,862		22,187	49,722	33,106	35,891	39,308	95,866 (c)

Gross profit	15,160	19,672		16,156	30,356	18,959	19,765	22,008	39,655
Total operating expenses	8,594	10,207		9,312	12,992	11,535	12,399	12,505	44,626 (c)

Income from operations	6,566	9,465	(b)	6,844	17,364	7,424	7,366	9,503	(4,971)
Interest expense, net(d)	2,094	5,037		4,144	5,248	5,010	5,052	5,585	9,210
Income (loss) before provision for (benefit from) income taxes	4,472	4,428		2,700	12,116	2,414	2,314	3,918	(14,181)
Provision for (benefit from) income taxes	1,841	1,822		1,110	4,981	983	1,182	1,944	(4,507)

Net income (loss)	2,631	2,606		1,590	7,135	1,431	1,132	1,974	(9,674)
Net income (loss) attributable to participating securityholders	21	24		18	76	16	14	26	(100)

Net income (loss) available to common shareholders	$2,610	$2,582		$1,572	$7,059	$1,415	$1,118	$1,948	$(9,574)

Net income (loss) per common share:
Basic	$0.20	$0.19		$0.09	$0.38	$0.08	$0.06	$010	$(0.48)

Diluted	$0.16	$0.16		$0.09	$0.38	$0.08	$0.06	$0.10	$(0.48)

(a)	Includes sales attributable to the Definitive Technology acquisition and sales of SIRIUS Satellite Radio products. The fourth quarter of 2004 was our first full quarter that included sales of Definitive Technology products and SIRIUS products.

(b)	Includes $6.5 million of royalty revenue from a one-time payment received from a major automobile manufacturer for a non-exclusive license to use certain of our patented technology. The only expense associated with this payment was a $0.7 million special bonus recorded as operating expense.

(c)	In connection with the IPO, we incurred costs of $24.5 million of stock-based compensation, costs related to the termination of certain sale bonus and associate equity gain program arrangements, and other IPO costs; paid $2.2 million to our chief executive officer pursuant to an equity participation agreement; and paid $3.5 million to terminate a management agreement with a related party.

(d)	In connection with our June 2004 recapitalization, we incurred approximately $185.0 million of new indebtedness and paid off a total of $76.6 million of existing debt. Due to the repayment of the existing debt, we wrote off $1.1 million of deferred financing costs and we wrote off $1.7 million of unamortized discount related to the warrants that were issued with the existing debt. In December 2005, we repaid $74.0 million of subordinated notes and recorded $3.2 million of debt retirement costs associated with the debt.

(e)	In the process of completing the IPO, we capitalized certain costs that we expected to record as a reduction of the gross proceeds from the IPO. Subsequent to completing our IPO, we concluded that certain costs incurred in the quarters ended June 30, 2005 and September 30, 2005 should be expensed as incurred. Accordingly, we have recorded $0.6 million and $0.9 million related to these costs in operating expenses in the quarters ended June 30, 2005 and September 30, 2005, respectively. The following table reconciles the quarterly results previously disclosed in the Form S-1 with our restated results for these interim periods:

	Quarter Ended 2005

	Previously Disclosed		Restated

	June 30	Sept. 30	June 30	Sept. 30

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net Sales	$55,656	$61,316	$55,656	$61,316
Cost of sales	35,891	39,308	35,891	39,308

Gross profit	19,765	22,008	19,765	22,008
Total operating expenses	11,809	11,647	12,399	12,505

Income from operations	7,956	10,361	7,366	9,503
Interest expense, net	5,052	5,585	5,052	5,585

Income before provision for income taxes	2,904	4,776	2,314	3,918
Provision for income taxes	1,182	1,944	1,182	1,944

Net income	1,722	2,832	1,132	1,974
Net income attributable to participating securityholders	22	37	14	26

Net income available to common shareholders	$1,700	$2,795	$1,118	$1,948

Net income per common share:
Basic	$0.09	$0.15	$0.06	$0.10

Diluted	$0.09	$0.15	$0.06	$0.10

Contractual Obligations
      The following table lists our commercial commitments as of December 31, 2005:

		Payments Due by Period

	Total	Less than			6 Years
Commercial Commitments	Amounts Due	1 Year	1-3 Years	4-5 Years	and Over

	(In thousands)
Long-term debt, including current portion and interest	$230,631	$16,249	$32,064	$182,317	$—
Operating leases	$13,913	$1,632	$3,309	$3,492	$5,480
Other long-term liabilities	$1,040	$—	$1,040	$—	$—
      Contractual obligations for long-term debt include required principal and interest payments. Because our interest rates are variable, the obligations in the table above have been computed using the current weighted average interest rate. Interest obligations on our long-term debt are all at variable rates. At December 31, 2005, the effective interest rate on our long-term debt was 8.5%. The operating leases relate to our Vista,

California headquarters lease, our Definitive Technology sales office located in Owings Mills, Maryland, and our Epsom, England office, which expire in 2013, 2006, and 2008, respectively.
Off Balance Sheet Arrangements
      We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As a result, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.
Non-GAAP Discussion
      In addition to our GAAP results, we also consider non-GAAP measures of our performance for a number of purposes. We use EBITDA, adjusted as described below, referred to in this report as “Adjusted EBITDA,” as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.
      EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization. Adjusted EBITDA represents EBITDA plus expenses (minus gains) that we do not consider reflective of our ongoing core operations, as further described below. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance. All of the adjustments made in our calculation of Adjusted EBITDA, as described below, are adjustments that would be made in calculating our performance for purposes of coverage ratios under our senior credit facility. In addition, we determine management bonuses based in significant part on our performance measured by Adjusted EBITDA. Measures similar to Adjusted EBITDA are also widely used by us and others in our industry to evaluate and price potential acquisition candidates. For example, we used EBITDA, as adjusted for certain compensation expenses, rebates, and receivables insurance, to evaluate our acquisition of Definitive Technology in 2004. We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the book amortization of intangibles (affecting relative amortization expense). We also present Adjusted EBITDA because we believe it is frequently used by securities analysts, investors, and other interested parties as a measure of financial performance.
      In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments described below. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by expenses that are unusual, non-routine, or non-recurring items.
      EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	they do not reflect our cash expenditures for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital requirements;

•	they do not reflect our significant interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect the cost or cash requirements for such replacements;

•	Adjusted EBITDA does not reflect the impact on our reported results of earnings or charges resulting from equity participation payments, management fees, and one-time licensing revenue; and

•	other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.
      Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a substitute for our net income as reported under GAAP, or as measures of discretionary cash available to us to invest in the growth of our business or reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. For more information, see our consolidated financial statements and the notes to those statements included elsewhere in this report.
      The following table presents data relating to EBITDA and Adjusted EBITDA, both of which are non-GAAP measures, for the periods indicated:

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Net income (loss)	$12,471	$13,962	$(5,137)
Plus: interest expense, net	9,091	16,523	24,857
Plus: income tax expense (benefit)	8,514	9,754	(398)
Plus: depreciation and amortization	4,010	4,448	5,459

EBITDA	34,086	44,687	24,781
Plus: equity participation payment(1)	—	1,280	2,236
Plus: management fees(2)	405	552	4,220
Less: one-time license fee, net of expenses(3)	—	5,830	—
Plus: one-time IPO related expenses(4)	—	—	24,540

Adjusted EBITDA	$34,491	$40,689	$55,777

(1)	We made these payments under an equity participation agreement with our chief executive officer in connection with our June 2004 recapitalization and December 2005 IPO. These payments reduced 2004 and 2005 net income, but we do not consider these payments reflective of our ongoing operations.

(2)	In connection with our initial public offering, our management agreement with Trivest Partners, L.P. was terminated. For more information, see “Certain Relationships and Related Transactions.”

(3)	Reflects a non-refundable, up-front payment from a major vehicle manufacturer for a non-exclusive license to use certain of our patented technology, net of a $0.7 million one-time bonus paid to all employees.

(4)	In connection with our IPO, we incurred costs of $24.5 million of stock based compensation and other IPO costs related to the termination of a management agreement with a related party and termination of certain sale bonus, management, and associate equity gain program arrangements.
Recently Issued Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have any material impact on our consolidated statements of income and our financial condition.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest, and will be reflected as compensation expense in the consolidated financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff’s interpretation of SFAS No. 123R, which provides the Staff’s view regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides interpretation of the valuation of SBP for public companies. In April 2005, the SEC approved a rule that delays the effective date of SFAS No. 123R for annual, rather than interim, reporting periods that begin after June 15, 2005. We will adopt Statement 123R effective January 1, 2006. The adoption of this statement will not have a material effect on our consolidated financial condition or results of operations.
      In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period consolidated financial statements. SFAS No. 154 is effective for us for accounting changes and correction of errors made on or after January 1, 2006. We adopted SFAS 154 on January 1, 2006.
      In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of SFAS No. 143, Asset Retirement Obligations, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/ or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/ or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for us. The adoption of FIN 47 did not have a material impact on our financial statements.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these consolidated financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, investments, fixed assets, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
      Revenue from sales of products to customers is generally recognized on an FOB destination basis when title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements.” We recognize revenue on an FOB destination basis based on the following: the selling price is fixed; the customer is obligated to pay us and the obligation is not contingent on the customer’s resale of the product; the customer’s obligation to pay is not changed in the event of theft, physical destruction, or damage of the product; the customer has economic substance apart from that provided by us; and we do not have significant obligations for future performance to directly bring about resale of the product. In accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When a Right of Return Exists,” estimated product returns are deducted from revenue upon shipment, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates.
      We account for payments to customers for volume rebates and cooperative advertising as a reduction of revenue, in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” Reductions to revenue for expected and actual payments to resellers for volume rebates and cooperative advertising are based on actual or anticipated customer purchases, and on fixed contractual terms for cooperative advertising payments. Certain of our volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased. We make an estimate of the ultimate amount of the rebate our customers will earn based upon past history with the customer and other facts and circumstances. We have the ability to estimate these volume incentive rebates, as there does not exist a relatively long period of time for a particular rebate to be claimed. We have historical experience with these sales incentive programs and a large volume of relatively homogenous transactions. Any changes in the estimated amount of volume incentive rebates are recognized immediately on a cumulative basis.
      In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we account for the proceeds received for sales of SIRIUS-related hardware products as revenue on a gross basis, as we are the primary obligor to our customers, have discretion in pricing with our customers, have discretion in the selection and contract terms with our supplier, and have substantial inventory and credit risk.
      Our royalty revenue is recognized as earned in accordance with the specific terms of each agreement, which is generally when we receive payment.

Accounts Receivable
      A significant percentage of our customers pay C.O.D. or by credit card. For other customers, we perform ongoing credit evaluations and adjust credit limits based upon payment history and the customer’s current creditworthiness. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. We record charges for estimated credit losses against operating expenses in our consolidated financial statements. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past.

Inventories
      Inventories are valued at the lower of cost or market value. Cost is determined by the first-in, first-out method. We record adjustments to our inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of the inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from expectations. At the point of the loss recognition, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Goodwill and Indefinite-Lived Intangible Assets
We review goodwill and intangible assets with indefinite lives for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For goodwill, we perform a two-step impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting unit based on an income approach. Under the income approach, we calculate the fair value of our reporting unit based on the present value of that unit’s estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, then we record an impairment loss equal to the difference. For indefinite-lived intangibles, we compare the fair value of the indefinite-lived intangible assets to the carrying value. We estimate the fair value of these intangible assets using the income approach. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible assets is less than the carrying value.

Impairment of Long-Lived Assets
Long-lived assets with finite lives are amortized using the straight-line method over their estimated economic lives, currently ranging from three to fifteen years. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess the fair value of an asset based on the undiscounted future cash flow the asset is expected to generate. An impairment is identified if such cash flow plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, we reduce the carrying amount of the asset to its fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Warranties
      We offer warranties of various lengths depending upon the specific product. Our standard warranties require us to repair or replace defective products returned to us by both end users and our retailer customers during specified warranty periods at no cost to the end users or retailer customers. We record an estimate for warranty related costs in cost of sales based upon our actual historical return rates and repair costs at the time of sale. The estimated liability for future warranty expense has been included in accrued expenses. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs materialize.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
      Our exposure to interest rate risk is primarily the result of borrowings under our existing senior credit facility. At December 31, 2005, $166.6 million was outstanding under our senior credit facility. Borrowings under our senior credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are affected by changes in market interest rates on these borrowings. A 1% increase in the interest rate would result in additional annual interest expense of $1.7 million on our senior credit facility, assuming no revolving credit borrowings. As required by our credit agreement, we have entered into an agreement to cap the interest rate on a portion of our term loans. Pursuant to that agreement, the interest rate on an aggregate of $78.0 million of our senior debt may not exceed 9.25% on LIBOR rate loans before June 17, 2007.
      We will continue to monitor changing economic conditions. Based on current circumstances, we do not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.
Foreign Currency Exchange Risk
      Our revenues and purchases are predominantly in U.S. Dollars. However, we collect a portion of our revenue in non-U.S. currencies, such as British Pounds Sterling. In the future, and especially as we expand our sales in international markets, our customers may increasingly make payments in non-U.S. currencies. In addition, we account for a portion of our costs in our U.K. office, such as payroll, rent, and indirect operating costs, in British Pounds Sterling. Fluctuations in foreign currency exchange rates could affect our sales, cost of sales, and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and could cause losses to our contract manufacturers. Although we plan to expand internationally, we do not expect to be materially affected by foreign currency exchange rate fluctuations in the near future, as the transactions denominated in non-U.S. currencies are not material to our consolidated financial statements. Therefore, we do not currently use derivative financial instruments as hedges against foreign currency fluctuations.
Impact of Inflation
      We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2003, 2004, or 2005. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations.

Item 8.	Consolidated Financial Statements and Supplementary Data.
      Reference is made to the consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls And Procedures
Evaluation of Disclosure Controls and Procedures
      We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      Under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by the Exchange Act Rules 13a-15(b) and 15d-15(b).
      Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective, due to the identification of the material weaknesses in internal control over financial reporting described below.
      Notwithstanding the material weaknesses described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Material Weaknesses in Internal Control Over Financial Reporting
      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of our 2005 consolidated financial statements, we have identified the following control deficiencies, which represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005:

•	Inadequate Resources in our Accounting and Financial Reporting Functions. We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles commensurate with our existing financial reporting requirements and the requirements we face as a public company. Accordingly, management has concluded that this control deficiency constitutes a material weakness, and that it contributed to the following material weakness.

•	Inability to Appropriately Analyze Certain Accounts. We did not maintain effective controls with respect to the analysis of our other assets and various accrual accounts. Specifically, we did not perform a complete and timely analysis of our other assets account, which resulted in an audit adjustment related to the inappropriate capitalization of costs during the three-month period ended June 30, 2005 and the three-month period ended September 30, 2005. In addition, we did not perform a complete analysis of various accrual accounts, including accrued expenses and accrued rebates, resulting in audit adjustments in the 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
Management’s Remediation Initiatives
      The Company had previously disclosed two material weaknesses in its Form S-1 filed on December 15, 2005, one related to the Company’s failure to record expenses and inventory purchases in the proper period and the other related to the Company’s failure to properly record its income tax obligations. During the fourth quarter of 2005, we remediated these material weaknesses as follows:

•	We implemented compensating controls to ensure that material expenses and inventory purchases are recorded in the proper period and to ensure that such accounts are not materially misstated.

•	We implemented procedures to ensure that we have properly recorded our tax obligations for each state in which we are required to file returns and have established compensating controls to ensure that our tax disclosures are not materially misstated.

      In addition, the Company had previously disclosed in its Form S-1 an inability to reconcile and analyze its cash accounts in a timely manner. During the fourth quarter of 2005, we implemented procedures to ensure timely reconciliation and analysis of our bank statements to our corresponding general ledger accounts.
      Lastly, in an effort to address the inadequate resources in our accounting and financial reporting functions, we took the following actions during the fourth quarter of 2005:

•	We assessed the organization of our accounting personnel and the technical expertise within the accounting function. We have added a general accounting manager. However, we also intend to increase the number and skills of our personnel in order to increase our depth of experience in generally accepted accounting principles and guidelines required by the Securities and Exchange Commission.

•	We subscribed to an on-line research tool to assist our accounting personnel with staying abreast of new accounting pronouncements, proper accounting disclosure and technical accounting issues.

Item 9B.	Other Information.
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers.”

Item 11.	Executive Compensation.
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.
      The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) Financial Statements and Financial Statement Schedules
      (1) Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.
      (2) No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number		Exhibit

3.1		Second Amended and Restated Articles of Incorporation of the Registrant(1)
3.2		Amended and Restated Bylaws of the Registrant(1)

4.1		Form of Common Stock Certificate(1)

4.2		Amended and Restated Registration Rights Agreement(1)

10	.1†	Form of Deferred Compensation/ Salary Continuation Agreement(1)

10	.2†	Form of Change In Control Severance Agreements(1)

Exhibit
Number		Exhibit

10	.3†	Amended and Restated Employment Agreement by and between the Registrant and James E. Minarik, dated as of January 1, 2004(1)

10	.4†	Sales Bonus Agreement by and between the Registrant and James E. Minarik, dated as of December 7, 2004(1)

10	.5†	Form of Key Employee Sale Bonus Agreement(1)

10	.6†	Associate Equity Gain Program(1)

10.7		Credit Agreement by and among the Registrant; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent, dated as of June 17, 2004(1)

10.8		First Amendment to Credit Agreement by and among the Registrant; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent, dated as of September 17, 2004(1)

10.9		Second Amendment to Credit Agreement by and among the Registrant; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent, dated as of February 4, 2005(1)

10.10		Note Purchase Agreement by and among the Registrant; DEI Headquarters, Inc.; DEI Sales Inc. (formerly Directed Electronics, Inc.); the Purchasers (as defined therein); and American Capital Financial Services, Inc., as Agent, dated as of June 17, 2004(1)

10.11		First Amendment to Note Purchase Agreement by and among the Registrant; DEI Headquarters, Inc., DEI Sales Inc. (formerly Directed Electronics, Inc.); the Purchasers (as defined therein); and American Capital Financial Services, Inc., as Agent, dated as of September 17, 2004(1)

10.12		Industrial/ Commercial Lease Agreement Multi Tenant — Net by and between the Registrant and Greene Properties, Inc., dated as of July 14, 2003(1)

10.13		First Amendment to Industrial/ Commercial Lease Agreement Multi Tenant — Net by and between the Registrant and Greene Properties, Inc., dated as of September 8, 2004(1)

10	.14††	Purchase Agreement by and between the Registrant and Nutek Corporation, dated as of December 26, 2001(1)

10	.15††	Manufacturing and Distribution Agreement by and between the Registrant and SIRIUS Satellite Radio, Inc., dated as of April 1, 2005(1)

10	.16††	Vendor Agreement by and between the Registrant and Best Buy Co., Inc., dated as of April 11, 2001(1)

10	.17††	Letter Agreement by and between the Registrant and Circuit City Stores, Inc., dated as of January 27, 2005(1)

10.18		Third Amendment to Credit Agreement by and among the Registrant; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent, dated as of September 21, 2005(1)

10	.19†	2005 Incentive Compensation Plan (1)

10	.20†	Form of Key Employee Sale Bonus Cancellation Agreement(1)

10	.21†	Sale Bonus Cancellation Agreement by and between the Registrant and James E. Minarik dated as of December 1, 2005(1)

10	.22†	Form of Indemnification Agreement(1)

10.23		Advisory Agreement by and between the Registrant and Trivest Partners, L.P., dated as of December 1, 2005(1)

10.24		Fourth Amendment to Credit Agreement by and among DEI Sales, Inc. (formerly Directed Electronics, Inc.); the Guarantors listed on the signature pages thereto; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent for the Lenders(2)

21		List of Subsidiaries(1)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit
Number	Exhibit

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

†	Management contract or compensatory arrangement.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-127823), as filed with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2005, as filed with the Securities and Exchange Commission on December 21, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTED ELECTRONICS, INC.

/s/ James E. Minarik

James E. Minarik
President and Chief Executive Officer
Date: March 31, 2006
      Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date

/s/ James E. Minarik James E. Minarik	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 31, 2006

/s/ John D. Morberg John D. Morberg	Vice President — Finance, Chief Financial Officer, and Treasurer (Principal Accounting and Financial Officer)	March 31, 2006

/s/ Troy D. Templeton Troy D. Templeton	Chairman of the Board	March 31, 2006

/s/ Earl W. Powell Earl W. Powell	Director	March 31, 2006

/s/ Jon E. Elias Jon E. Elias	Director	March 31, 2006

/s/ Darrell E. Issa Darrell E. Issa	Director	March 31, 2006

/s/ Andrew D. Robertson Andrew D. Robertson	Director	March 31, 2006

Victor J. Orler	Director

/s/ S. James Spierer S. James Spierer	Director	March 31, 2006

/s/ Kevin B. McColgan Kevin B. McColgan	Director	March 31, 2006

/s/ Edmond S. Thomas Edmond S. Thomas	Director	March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Directed Electronics, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Directed Electronics, Inc. and its subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Diego, California
March 31, 2006

DIRECTED ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,

	2004	2005

ASSETS
Current Assets:
Cash and cash equivalents	$3,784	$12,167
Accounts receivable, net	48,442	100,140
Inventories	30,768	43,324
Prepaid expenses and other assets	4,037	8,578
Deferred tax assets	2,974	8,019

Total current assets	90,005	172,228

Property and equipment, net	4,368	4,649
Intangible assets, net	93,750	90,246
Goodwill	97,441	97,807
Other assets	8,783	5,690

Total assets	$294,347	$370,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,810	$54,520
Accrued liabilities	11,216	26,023
Current portion of notes payable	—	1,699
Income taxes payable	5,741	5,014

Total current liabilities	53,767	87,256

Revolving loan	—	5,200
Senior notes, less current portion	151,610	164,911
Subordinated notes	74,000	—
Deferred tax liabilities	13,968	12,690
Other	544	1,040

Total liabilities	293,889	271,097

Commitments and contingencies (Note 15)

Shareholders’ equity:
Common Stock, $0.01 par value:
Authorized shares — 100,000; issued and outstanding shares — 17,361 and 24,769 in 2004 and 2005, respectively	174	248
Paid-in capital	6,527	111,110
Notes receivable from shareholders	—	(126)
Deferred compensation	—	(350)
Accumulated other comprehensive income	285	306
Retained earnings (deficit)	(6,528)	(11,665)

Total shareholders’ equity	458	99,523

Total liabilities and shareholders’ equity	$294,347	$370,620

The accompanying notes are an integral part of the consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2003	2004	2005

Net product sales	$129,032	$180,671	$301,406
Royalty and other revenue	2,733	9,198	3,152

Net sales	131,765	189,869	304,558
Cost of sales	69,907	108,525	204,171

Gross profit	61,858	81,344	100,387

Operating expenses:
Selling, general and administrative	28,090	37,048	72,795
Management fee to related party	405	552	4,220
Amortization of intangibles	3,287	3,505	4,050

Total operating expenses	31,782	41,105	81,065

Income from operations	30,076	40,239	19,322
Other income (expense):
Interest expense	(9,211)	(16,542)	(24,964)
Interest income	120	19	107

Income (loss) before provision for (benefit from) income taxes	20,985	23,716	(5,535)
Provision for (benefit from) income taxes	8,514	9,754	(398)

Net income (loss)	12,471	13,962	(5,137)
Net income (loss) attributable to participating securityholders	63	138	(61)

Net income (loss) available to common shareholders	$12,408	$13,824	$(5,076)

Net income (loss) per common share:
Basic	$0.97	$0.88	$(0.27)

Diluted	$0.76	$0.80	$(0.27)

Weighted average number of common shares:
Basic	12,783	15,637	18,897

Diluted	17,050	17,710	18,897

The accompanying notes are an integral part of the consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

				Notes		Accumulated
	Common Stock			Receivable		Other	Retained
			Paid-in	From	Deferred	Comprehensive	Earnings
	Shares	Amount	Capital	Shareholders	Compensation	Income (Loss)	(Deficit)	Total

Balance at December 31, 2002	11,481	$115	$39,348	$(650)	$—	$(24)	$23,738	$62,527
Comprehensive income
Foreign currency translation	—	—	—	—	—	327	—	327
Net income	—	—	—	—	—	—	12,471	12,471

Comprehensive income								12,798
Issuance of common stock for cash, non-cash charge and notes receivable	75	1	345	(180)	—	—	—	166
Note forgiveness	—	—	—	110	—	—	—	110
Accrued interest on shareholder notes	—	—	—	(53)	—	—	—	(53)

Balance at December 31, 2003	11,556	116	39,693	(773)	—	303	36,209	75,548
Issuance of common stock for cash, non-cash charge and notes receivable	13	—	64	(32)	—	—	—	32
Conversion of convertible notes	4,631	46	14,114	—	—	—	—	14,160
Accrued interest on shareholder notes	—	—	—	24	—	—	—	24
Cash dividend of $6.24 per share of common stock	—	—	(53,332)	671	—	—	(56,699)	(109,360)
Issuance of common stock for cash	1,161	12	5,988	—	—	—	—	6,000
Comprehensive income
Foreign currency translation	—	—	—	—	—	(18)	—	(18)
Net income	—	—	—	—	—	—	13,962	13,962

Comprehensive income								13,944
Note forgiveness	—	—	—	110	—	—	—	110

Balance at December 31, 2004	17,361	174	6,527	—	—	285	(6,528)	458
Issuance of common stock for cash and notes receivable	50	1	259	(155)	—	—	—	105
Accrued interest on shareholder notes	—	—	—	(6)	—	—	—	(6)
Issuance of common stock upon initial public offering, net of $9,240 million in offering costs	5,938	59	85,701	—	—	—	—	85,760
Exercise of warrants	1,420	14	—	—	—	—	—	14
Grant of restricted stock units	—	—	16,096	—	(350)	—	—	15,746
Stock-based compensation	—	—	2,527	—	—	—	—	2,527
Forgiveness of note receivable	—	—	—	35	—	—	—	35
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	21	—	21
Net income (loss)	—	—	—	—	—	—	(5,137)	(5,137)

Comprehensive income (loss)								(5,116)

Balance at December 31, 2005	24,769	$248	$111,110	$(126)	$(350)	$306	$(11,665)	$99,523

The accompanying notes are an integral part of the consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2003	2004	2005

Operating activities
Net income (loss)	$12,471	$13,962	$(5,137)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	723	943	1,409
Amortization	3,287	3,505	4,050
Non-cash interest expense	2,088	4,449	4,449
Stock-based compensation	—	—	18,273
Forgiveness of note receivable from shareholder	110	110	35
Deferred taxes	2,210	2,785	(6,323)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,980)	(27,250)	(51,556)
Inventories	(4,864)	(4,215)	(12,556)
Prepaid expenses and other assets	(169)	(2,519)	(4,545)
Other assets	(1,122)	296	26
Accounts payable	7,236	9,818	17,710
Accrued liabilities	2,194	3,856	14,801
Income taxes payable	(385)	3,050	(727)
Other liabilities	451	134	498

Net cash provided by (used in) operating activities	21,250	8,924	(19,593)

Investing activities
Purchases of property and equipment	(1,520)	(1,317)	(1,690)
Acquisition of business, net of cash acquired	—	(49,823)	(1,050)

Net cash used in investing activities	(1,520)	(51,140)	(2,740)

Financing activities
Proceeds from revolving loan	—	—	28,800
Payments on revolving loan	—	—	(23,600)
Proceeds from senior notes	—	156,000	15,000
Payments on senior notes	(19,090)	(87,780)	—
Proceeds from subordinated notes	—	74,000	—
Payments on subordinated notes	—	—	(74,000)
Payment of dividend	—	(109,360)	—
Debt issuance costs	—	(9,189)	(1,384)
Issuance of common shares	346	6,063	85,879

Net cash (used in) provided by financing activities	(18,744)	29,734	30,695

Net effect of exchange rates on cash	327	(18)	21

Increase (decrease) in cash and cash equivalents	1,313	(12,500)	8,383
Cash and cash equivalents at beginning of year	14,971	16,284	3,784

Cash and cash equivalents at end of year	$16,284	$3,784	$12,167

Supplemental disclosure of cash flow information
Interest paid	$7,210	$10,141	$21,903

Taxes paid	$6,254	$3,937	$6,669

Supplemental disclosure of non-cash financing activities
Issuance of common stock for promissory note	$180	$32	$155

Conversion of notes payable to common stock	$—	$14,160	$—

Accrued interest on shareholder notes payable	$—	$—	$6

The accompanying notes are an integral part of the consolidated financial statements.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2004, and 2005
(In thousands, except per share data)

1.	The Company and Business Activities
Directed Electronics, Inc. (the “Company”) is a Florida corporation that was incorporated in 1999. In April 2005, the Company changed its name from “DEI Holdings, Inc.” to “Directed Electronics, Inc.” The Company designs and markets branded vehicle security and convenience, home audio, mobile audio and video, and satellite radio products for sale through independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, and car dealers.
On December 16, 2005, the Company closed the initial public offering of its common stock in which it sold 5,938 shares of common stock for gross proceeds of $95,000. After underwriting discounts, commissions and offering expenses, the Company received net proceeds of $85,760. The Company used the net proceeds, together with available cash, to repay all outstanding subordinated notes of $74,000, plus accrued interest and a prepayment premium, and to terminate certain sale bonus, management, and associate equity gain program arrangements.
In June 2004, the Company completed a recapitalization in which it received debt proceeds totaling approximately $185,000 (the “Recapitalization”). In the Recapitalization, the Company entered into a new credit agreement with a group of banks for a total of $136,000, consisting of a $111,000 senior notes and a $25,000 revolving loan commitment. The Company also entered into a subordinated note agreement for a total of $74,000 consisting of $37,000 of senior subordinated notes and $37,000 of junior subordinated notes. The proceeds from these borrowings, totaling approximately $185,000, plus approximately $10,500 in cash from the Company were used to (i) repay approximately $46,800 of outstanding term debt and accrued interest under the Company’s existing credit agreement, (ii) repay approximately $31,700 of outstanding subordinated notes and accrued interest under the Company’s existing Subordinated Note Agreement, (iii) pay approximately $6,300 of costs, fees and expenses associated with the Recapitalization, (iv) pay approximately $1,280 to the Company’s chief executive officer pursuant to an equity participation agreement, and (v) pay a dividend to shareholders and warrant-holders of approximately $109,360.

Use of Estimates
The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

2.	Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, DEI Sales, Inc. and DEI Headquarters, Inc. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition
Revenue from sales of products to customers is generally recognized on an FOB destination basis when title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements.” The Company recognizes revenue on an FOB destination basis based on the following: the selling price is fixed; the customer is obligated to pay the Company and the obligation is not contingent on the customer’s resale of the

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
product; the customer’s obligation to pay is not changed in the event of theft, physical destruction, or damage of the product; the customer has economic substance apart from that provided by the Company; the Company does not have significant obligations for future performance to directly bring about resale of the product.
The Company provides limited seasonal return rights to only a few of its customers. The amount of the returns can be reasonably estimated based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from the Company’s various channels based on historical sell-through rates. Estimated product returns are deducted from revenues.
The Company accounts for payments to customers for volume rebates and cooperative advertising as a reduction of revenue, in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” Reductions to revenue for payments to resellers for volume rebates and cooperative advertising are based on customer purchases and fixed contractual terms. Certain of the Company’s volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased. The Company makes an estimate of the ultimate amount of the rebate its customers will earn based upon past history with the customer and other facts and circumstances. The Company has the ability to estimate these volume incentive rebates, as there does not exist a relatively long period of time for a particular rebate to be claimed. The Company has historical experience with these sales incentive programs and a large volume of relatively homogenous transactions. Any changes in the estimated amount of volume incentive rebates are recognized immediately on a cumulative basis.
In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company includes the gross proceeds for sales of SIRIUS-related hardware products as revenue on a gross basis, as the Company is the primary obligor to its customers, has discretion in pricing with its customers, has discretion in the selection and contract terms with its supplier, and has substantial inventory and credit risk.
The Company’s royalty revenue is recognized as earned in accordance with the specific terms of each agreement.

Research and Development
Research and development costs are expensed as incurred. The amounts expensed in the years ended December 31, 2003, 2004 and 2005 were approximately $552, $874 and $1,748, respectively.

Shipping and Handling Fees and Costs
In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company classifies shipping and handling costs billed to customers as revenue. Shipping and handling costs incurred on outbound freight amounting to $3,723, $5,464 and $7,586 in 2003, 2004, and 2005, respectively, are included in selling, general, and administrative expenses.

Advertising Costs
Advertising costs are expensed as incurred or when the advertising is first run and totaled approximately $286, $505 and $1,210 during the years ended December 31, 2003, 2004, and 2005, respectively.

Cash and cash equivalents
Cash and cash equivalents consist of cash and short term investments with maturities of 90 days or less. Cash equivalents consist of money market demand deposit accounts.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Concentration of Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. Concentration of credit risk with respect to accounts receivable is primarily in U.S. retail accounts and is limited due to the large number of entities comprising the Company’s customer base and their geographic dispersion. The Company generally does not require collateral.
The Company currently purchases the majority of its components from a few suppliers. The Company purchased 74%, 36% and 24% of inventory from its largest supplier during 2003, 2004 and 2005, respectively. The Company believes that other suppliers could provide components on similar terms if needed without adversely impacting operating results.

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair values of the long-term obligations approximate their carrying values.

Allowance for Doubtful Accounts
The Company establishes an allowance for doubtful accounts to ensure trade receivables are not overstated due to collectibility. Bad debt reserves are maintained based on a variety of factors, including length of time receivables are past due, macroeconomic events, significant one-time events and the Company’s historical experience. A specific reserve for individual accounts is recorded when the Company becomes aware of circumstances that may impact a specific customer’s ability to meet its financial obligations subsequent to the original sale, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables are further adjusted.

	For the Years Ended
	December 31,

	2003	2004	2005

Beginning balance	$819	$732	$1,684
Increases in reserves, charged to operations	444	1,507	2,276
Decrease charged against reserve	(531)	(555)	(2,158)

Ending balance	$732	$1,684	$1,802

Inventories
Inventories are valued at the lower of cost or market value. Cost is substantially determined by the first-in, first-out method. The Company records adjustments to its inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of the inventory and the estimated market value. At the point of a loss recognition, a new cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Warranties
The Company records an estimated reserve for product warranties at the time revenue is recognized. The Company estimates warranty obligations by reference to historical product warranty return rates, materials usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, materials usage or service delivery costs differ from the historical rates, revisions to the estimated warranty reserve would be required.

	For the Years Ended December 31,

	2003	2004	2005

Beginning balance	$1,399	$1,254	$3,216
Increases in reserves, charged to operations	5,164	8,393	16,270
Decrease charged against reserve	(5,309)	(6,431)	(12,074)

Ending balance	$1,254	$3,216	$7,412

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 to 5 years for machinery and equipment, 3 to 7 years for molds and tooling and 3 to 7 years for furniture and fixtures. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter.

Goodwill and Indefinite-Lived Intangible Assets
The Company reviews goodwill and intangible assets with indefinite lives for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For goodwill, the Company performs a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting unit based on an income approach. Under the income approach, the Company calculates the fair value of its reporting unit based on the present value of that unit’s estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, then the Company records an impairment loss equal to the difference. For indefinite-lived intangibles, the Company compares the fair value of the indefinite-lived intangible assets to the carrying value. The Company estimates the fair value of these intangible assets using the income approach. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived intangible assets is less than the carrying value.

Impairment of Long-Lived Assets
Long-lived assets with finite lives are amortized using the straight-line method over their estimated economic lives, currently ranging from three to fifteen years. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the fair value of an asset based on the undiscounted future cash flow the asset is expected to generate. An impairment is identified if such cash flow

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying amount of the asset to its fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Deferred Financing Costs
Deferred financing costs relate to direct costs incurred to obtain debt financing and are included in other assets in the accompanying consolidated balance sheets. Deferred financing costs are amortized to interest expense over the financing term of the related debt.

Foreign Currency Transactions
The Company’s foreign branch in the United Kingdom designates the local currency as its functional currency and the translation of its assets and liabilities into U.S. dollars at the balance sheet dates is recorded as translation adjustments and included as a component of accumulated other comprehensive income. Net sales and expenses of the Company’s foreign branch are re-measured at average exchange rates in effect during each period.

Business Segment Disclosures
Based on the financial information used by senior management to manage the Company’s business activities, the Company has identified a single operating segment.
The Company categorizes its products into two categories: security and entertainment products and satellite radio products. The Company’s gross sales of security and entertainment products amounted to $136.5 million, $158.9 million and $190.5 million in 2003, 2004, and 2005, respectively. The Company’s gross sales of satellite radio products amounted to $0, $29.4 million and $120.9 million in 2003, 2004, and 2005, respectively. The Company also records royalty and other revenue, which amounted to $3,200, $9,200 and $3,200 in 2003, 2004 and 2005, respectively.
No customer accounted for more than 10% of the Company’s net sales in 2003. In 2004 one customer accounted for 19.6% of the Company’s net sales. In 2005, two customers accounted for 26.0% and 14.9% of the Company’s net sales, respectively.
The Company’s U.S. revenues in 2003, 2004, and 2005 were $109,500, $165,100 and $277,900, respectively. The Company’s foreign revenues in 2003, 2004, and 2005 were $22,300, $24,800 and $26,600, respectively. The Company’s U.S. long-lived assets were $4,200 and $4,607 as of December 31, 2004 and 2005, respectively. The Company’s foreign long-lived assets were approximately $159 and $41 as of December 31, 2004 and 2005, respectively.

Income Taxes
The Company provides for income taxes utilizing the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Comprehensive Income
Comprehensive income includes all changes in shareholders’ equity except those resulting from investments by, and distributions to, shareholders. Accordingly, the Company’s comprehensive income includes net income and foreign currency adjustments that arise from the translation of the financial statements of the Company’s foreign operations.

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the Company’s consolidated statements of income and its financial condition.
In December 2004, the FASB issued SFAS No. 123R, “Share — Based Payment.” This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the consolidated financial statements. In addition, this statement will apply to unvested options granted prior to the effective date. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff’s interpretation of SFAS No. 123R, which provides the Staff’s view regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides interpretation of the valuation of SBP for public companies. The Company will adopt Statement 123R effective January 1, 2006. The adoption of this statement will not have a material effect on the Company’s consolidated financial condition or results of operations.
In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period consolidated financial statements. SFAS No. 154 is effective for the Company for accounting changes and correction of errors made on or after January 1, 2006. We will adopt SFAS 154 on January 1, 2006 and do not believe that it will have any material impact on our consolidated financial statements.
      In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of SFAS No. 143, Asset Retirement Obligations, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/ or method of settlement are conditional on a

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/ or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for the Company. The adoption of FIN 47 did not have a material impact on the Company’s financial statements.
3. Net Income (Loss) per Common Share
Basic net income (loss) per common share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period, without consideration of potential common stock. Warrants to purchase shares of common stock have been treated as outstanding shares of common stock for purposes of basic earnings per share because the shares are issuable for nominal consideration upon exercise of the warrants. Warrants to purchase 1,420 shares of common stock were outstanding at December 31, 2004. On December 16, 2005, all outstanding warrants were exchanged for 1,420 shares of common stock.
Company stock granted to employees prior to July 18, 2001 has been treated as outstanding shares of common stock for purposes of basic earnings per share. Company stock granted to employees after July 18, 2001 has not been treated as outstanding shares of common stock consistent with the guidance in EITF 00-23, Issue 33(a). The Company has treated these shares as participating securities since the holders participate equally with outstanding common shares on any dividends declared by the Company and has reduced net income available to common shareholders for amounts that would be paid to the award holders if all earnings of the Company had been distributed. Company stock, with repurchase rights, granted to employees prior to July 18, 2001 and outstanding at December 31, 2003, 2004 and 2005 was 205, 205 and 0, respectively. Company stock granted to employees after July 18, 2001 outstanding at December 31, 2003 and 2004 was 63 and 156, respectively. The treatment of these shares as participating securities ceased after December 16, 2005 as the repurchase rights terminated upon completion of the initial public offering.
Diluted EPS reflects the potential dilutive effects of convertible notes using the “if converted” method. At December 31, 2003, shares of common stock issuable upon conversion of the Company’s convertible notes totaled 4,431 shares. At June 17, 2004, the convertible notes were converted into 4,630 common shares in connection with the Company’s recapitalization.
The following represents the reconciliation from basic shares to fully diluted shares for the respective periods.

	Years Ended December 31,

	2003	2004	2005

Determination of diluted number of shares:
Weighted average shares used to compute basic EPS	12,783	15,637	18,897
Shares issuable on conversion of notes	4,267	2,073	—

Diluted weighted average shares outstanding	17,050	17,710	18,897
Calculation of diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$12,408	$13,824	$(5,076)
Add: Interest component on assumed conversion of convertible notes, net of taxes	595	361	—

Net income (loss), adjusted	$13,003	$14,185	$(5,076)

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
Options to purchase common shares that were outstanding but not included in the computation of diluted EPS because the conversion would have an antidilutive effect were 0, 0, and 50 for the years ended December 31, 2003, 2004, and 2005, respectively.
4. Acquisitions
On September 17, 2004, the Company acquired substantially all the assets and assumed certain liabilities of Definitive Technology, L.L.P. (“Definitive”), a designer and marketer of home audio loudspeakers, for $50,000. The Company acquired Definitive to expand its home audio product offering. The acquisition was funded from an increase in the Company’s term loan of $45,000 and the sale of $6,000 of additional equity in the Company. Cash due on closing to the sellers of Definitive totaled $48,000, with an additional $2,000 due if certain sales and gross profit targets were achieved. These targets were achieved and this additional purchase price has been recorded in the Company’s balance sheet at December 31, 2004. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:
      Allocated to assets and liabilities (in thousands):

Cash	$177
Accounts receivable	3,633
Inventory	5,045
Other assets	863
Liabilities assumed, net	(4,393)
Intangible assets acquired:
Trademarks and trade names (indefinite lived)	14,360
Customer lists (15 years)	8,000
Patents (11 years)	930
Covenants not to compete (4 years)	550
Goodwill (indefinite lived)	20,835

Total purchase price	$50,000

The fair values of intangible assets were determined by the Company based in part on an independent appraisal. Detail of the amortization of the Company’s intangible assets is included in Note 8. The results of operations of Definitive for the period since the acquisition to December 31, 2004 and 2005 are included in the Company’s consolidated statements of operations.
The following summarized unaudited pro forma results of operations of the Company assume the acquisition of Definitive had occurred as of January 1, 2004, the earliest date for which information is presented below. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of that date, or of results which may occur in the future.

For the Twelve Months Ended
December 31, 2004

Pro Forma Information:
Net sales	$205,940
Operating income	44,308
Net income	14,994
Basic net income per common share	0.95
Diluted net income per common share	0.86

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
During 2005, the Company acquired virtually all of the assets of a designer and marketer of vehicle remote start products for $1,050 in cash. The acquired assets consisted principally of trademarks, customer relationships, and goodwill.
5. Licensing Agreements
In April 2004, the Company entered into an agreement with a major automotive manufacturer (“licensee”) whereby the licensee was granted a non-exclusive license to use certain patented technology of the Company. Under the agreement, the Company received a non-refundable, up-front payment of $6.5 million with no obligation by the licensee to pay any ongoing royalties. The Company’s only continuing obligation under the agreement is to defend and maintain those patents subject to the license. The Company recorded the entire up-front payment as royalty and other revenue in the accompanying statement of operations for the year ended December 31, 2004.
6. SIRIUS Satellite Radio Agreement
In July 2004, the Company entered into an arrangement with SIRIUS Satellite Radio, Inc. (“SIRIUS”) to market and sell certain SIRIUS products and other related hardware. Under the arrangement, the Company may sell these SIRIUS products to any of its authorized dealers. The Company has total credit risk for all transactions with customers. For the year ended December 31, 2004 and 2005, the Company recorded $29,430 and $120,893 in gross sales related to the sale of SIRIUS products, respectively.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
7. Balance Sheet Details
The following provides certain balance sheet details (in thousands):

	December 31,

	2004	2005

Accounts receivable:
Accounts receivable	$51,389	$104,198
Less accounts receivable allowances	(2,947)	(4,058)

	$48,442	$100,140

Inventories:
Raw materials	$702	$732
Finished goods	30,066	42,592

	$30,768	$43,324

Property and equipment:
Machinery and equipment	$3,660	$3,645
Molds and tooling	2,460	3,802
Furniture and fixtures	531	568
Leasehold improvements	562	602

	7,213	8,617
Less accumulated depreciation and amortization	(2,845)	(3,968)

	$4,368	$4,649

Accrued liabilities:
Accrued warranty	$3,216	$7,412
Accrued salaries, bonuses and employee benefits	2,565	11,239
Accrued interest	2,549	389
Accrued sales incentives	2,373	5,295
Other	513	1,688

	$11,216	$26,023

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
8. Intangible Assets
Intangible assets consist of the following:

	December 31, 2004

	Useful
	Life	Gross	Accumulated	Net Book
	(Years)	Amount	Amortization	Value

Intangibles subject to amortization:
Patents	8-11	$11,230	$5,972	$5,258
Customer relationships	15	37,300	9,922	27,378
Licensing agreements	12	1,430	536	894
Non-compete agreements	4	550	40	510

		50,510	16,470	34,040
Intangibles not subject to amortization, excluding goodwill:
Trademarks		59,710	—	59,710

Total intangibles		$110,220	$16,470	$93,750

	December 31, 2005

	Useful Life	Gross	Accumulated	Net Book
	(Years)	Amount	Amortization	Value

Intangibles subject to amortization:
Patents	8-11	$11,230	$7,268	$3,962
Customer relationships	15	37,494	12,416	25,078
Licensing agreements	12	1,430	655	775
Non-compete agreements	4	550	178	372

		50,704	20,517	30,187
Intangibles not subject to amortization, excluding goodwill:
Trademarks		60,059	—	60,059

Total intangibles		$110,763	$20,517	$90,246

Amortization expense of intangible assets subject to amortization is estimated to be $4,100 in 2006 and 2007, $3,000 in 2008, $2,900 in 2009 and 2010.
9. Senior Credit Facility
As discussed in Note 1, the Company completed a recapitalization in June 2004. At that time, all of the former indebtedness was retired, and the Company entered into a new senior credit facility with a syndicate of banks for a total of $136.0 million, consisting of $111.0 million in senior notes and $25.0 million revolving loan commitment. Borrowings under the senior credit facility are collateralized by substantially all of the assets of the Company, and bear interest payable monthly at a variable rate (the rate is based on the lender’s base or LIBOR rate, plus a margin, depending on the Company’s then current leverage ratio, of 3.25% to 4.25% for senior notes and 1.75% to 3.5% for revolving loans). The Company pays a fee of 0.5% for the unused amount of the revolving loan commitment.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
In September 2004, the Company entered into the first amendment to the senior credit facility, which increased the amount of the senior notes by $45.0 million to $156.0 million. The Company used these funds to purchase the net assets of Definitive Technology, L.L.P. (Note 4). In February 2005, the Company entered into the second amendment to the senior credit facility, which reduced by 1% the interest rate margin for LIBOR senior notes to 3.25%. In September 2005, the Company entered into the third amendment to the senior credit facility to increase the senior notes by $15.0 million to $171.0 million and increase the amount available under the revolving credit facility from $25.0 million to $50.0 million. In December 2005, the Company entered into the fourth amendment to the senior credit facility, which provided for, among other things, a further reduction of 1% in the interest rates on all senior notes to LIBOR plus 2.25% to 3.25%, effective February 4, 2006.
The effective interest rate of all borrowings under the senior credit facility at December 31, 2005 was 8.5%. Principal is payable in quarterly installments of $425 through June 2009 and quarterly installments of $40,216 from September 2009 through March 2010 and a final installment of $40,016 due June 2010. The revolving loan commitment matures in June 2009 and the senior notes mature in June 2010. The senior credit facility contains certain affirmative and negative covenants related to indebtedness, leverage and fixed charges coverage, restrictions against paying cash dividends without the lenders’ consent, and other usual and customary conditions. The Company was in compliance with all relevant covenants at December 31, 2005.
The following is a summary of the senior credit facility:

	December 31,

	2004	2005

Revolving loans	$—	$5,200
Senior notes	151,610	166,610

	151,610	171,810
Less current portion	—	1,699

	$151,610	$170,111

Annual maturities of notes payable for the next five years are as follows: $1,699, $1,699, $1,699, $86,481, and $80,232.
During 2004 and 2005, the Company incurred $9,189 and $1,384, respectively, of debt issuance costs, which are included in other assets and are amortized to interest expense over the term of the debt using the effective interest method. Upon prepayment of notes payable in 2004, the Company wrote off unamortized debt issuance costs and incurred prepayment premiums for a total of $2,715. These costs are recorded as interest expense in the accompanying consolidated statements of operations.
10. Subordinated Notes
In June 2004, the Company entered into a $74,000 subordinated note agreement consisting of $37,000 senior subordinated notes bearing interest at LIBOR plus 8% and $37,000 junior subordinated notes bearing interest at LIBOR plus 12%. Upon completion of the initial public offering on December 16, 2005, the Company repaid the $74,000 of subordinated notes, plus accrued interest of $1,822 and a prepayment premium of $740. Upon prepayment of the subordinated notes in 2005, the Company wrote off unamortized debt issuance costs and incurred prepayment premiums for a total of $3,240. These costs are recorded as interest expense in the accompanying consolidated statements of operations.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
11. Shareholders’ Equity
(a) Common Stock
The authorized number of common shares at December 31, 2005 was 100,000 with a par value of $0.01 per share. On December 1, 2005, the Company amended its articles of incorporation. Pursuant to the amendment, each share of Class A common stock and each share of Class B common stock was converted into 3.27 shares of a single class of new common stock. All share and per share information in the financial statements has been retroactively adjusted to reflect this amendment. The holders of common stock are entitled to dividends if and when such dividends are declared by the Company’s Board of Directors. Each holder of common stock is entitled to one vote for each share of common stock.
From December 2002 through 2005, the Company issued an aggregate 138 shares of common stock to employees for aggregate consideration of $670, of which $303 was paid in cash and $367 in notes receivable. An aggregate of $255 in notes receivable have been forgiven by the Company and recorded as compensation expense in the period in which the notes were forgiven.
In June 2004 the Company issued 4,631 shares of common stock upon the conversion of $14,160 in convertible promissory notes which included $10,038 in principal and $4,122 in accrued interest.
In September 2004, the Company sold 1,161 shares of its common stock at a price of $5.17 per share to an existing shareholder. The proceeds to the Company of $5,988 were used as part of the proceeds for the Company’s acquisition of Definitive Technology (Note 4).
On December 16, 2005, the Company closed the initial public offering of its common stock in which it sold 5,938 shares of common stock at $16.00 per share for gross proceeds of $95,000. After underwriting discounts, commissions and offering expenses, the Company received net proceeds of $85,760.
(b) Warrants
At December 31, 2004, the Company had issued and outstanding 1,420 warrants which allow the warrant holders to purchase that number of common shares at an exercise price of $0.01 per share. In conjunction with the closing of the initial public offering on December 16, 2005, all outstanding warrants were excercised, resulting in the issuance of 1,420 shares of common stock.
(c) Stock Options
On December 16, 2005, the Company granted 10 stock options to each of the five independent members of the Board of Directors. The options have an exercise price equal to the fair value of the underlying common stock of $16.00 per share and vest annually, in one-third increments, over a three-year period. At December 31, 2005, no stock options were exercisable.
(d) Restricted Stock Units
In October 2001, the Company adopted an Associate Equity Gain Program (the “Program”) to provide an incentive for employees who are not eligible for the Company’s key employee equity purchase plan discussed in Note 15. The Program provided for a one-time cash payments of up to $2,000 based upon the per share sales price realized in a liquidity event, which includes an initial public offering of equity securities of the Company. Qualifying associates will be paid based upon their length of employment and pay scale.
In December 2004, the Company entered into bonus compensation agreements with its Chief Executive Officer and certain employees that provide for rights to receive a percentage of the proceeds received by the Company’s shareholders as a result of certain liquidity events.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
Upon the completion of the Company’s initial public offering and termination of these Programs, the Company paid an aggregate of $5,215 in cash and granted an aggregate of 1,006 restricted stock units to employees, of which 984 are fully vested. One-third of the restricted stock units will be converted into shares of common stock each year, over a three-year period, in December of each year. The Company has recorded $350 of deferred compensation expense for the 22 restricted stock units which vest one-third each year, over a three-year period, in December of each year. In 2005, the Company recorded aggregate compensation expense of $20,961, of which $785 is recorded in cost of sales and $20,176 is recorded in selling, general and administrative expense related to the termination of these Programs and granting of the restricted stock units.
(e) Stock Based Compensation
From July 19, 2001 through December 31, 2005, the Company issued 162 shares of its common stock and $19 aggregate principal amount of convertible promissory notes to certain of its employees for gross proceeds of $747. The repurchase rights for both the stock and the notes lapsed upon the initial public offering, and the Company recognized $2,527 of stock based compensation expense with respect to these employee owned shares, which is recorded in selling, general and administrative expense in the accompanying consolidated statements of operations. No convertible promissory notes were outstanding at December 31, 2005.
(f) Dividends
In June 2004, in connection with the recapitalization, the Company paid a cash dividend of $6.24 per share to then existing shareholders and warrant-holders totaling $109,360.
12. Income Taxes
The components of the provision for (benefit from) income taxes are as follows:

	December 31,

	2003	2004	2005

Current:
Federal	$4,768	$5,233	$4,914
State	1,272	1,442	1,036
Foreign	264	294	(25)

	6,304	6,969	5,925

Deferred:
Federal	1,743	2,194	(4,987)
State	467	591	(1,336)

	2,210	2,785	(6,323)

	$8,514	$9,754	$(398)

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
The provision for (benefit from) income taxes differs from the federal statutory rate as follows:

	December 31,

	2003	2004	2005

Expected provision at federal statutory rate	$7,346	$8,301	$(1,937)
State tax, net of federal tax benefit	1,141	1,349	17
Tax credits	(264)	(294)	25
Foreign tax	264	294	(25)
Other permanent items	27	104	9
Stock based compensation	—	—	885
Initial public offering costs capitalized for tax	—	—	628

	$8,514	$9,754	$(398)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,

	2004	2005

Deferred tax assets:
Allowances and accruals	$1,563	$3,813
Revenue deferred for books	1,642	3,387
State taxes	677	792
Stock based compensation	—	6,462

Total deferred tax assets	3,882	14,454

Deferred tax liabilities:
Goodwill	(8,457)	(9,817)
Intangible assets	(5,072)	(6,754)
Depreciation	(439)	(428)
Inventory sold for tax	(908)	(2,126)

Total deferred tax liabilities	(14,876)	(19,125)

Net deferred tax liabilities	$(10,994)	$(4,671)

The Company recorded adjustments to increase deferred tax assets, liabilities, and retained earnings, of $1,234, $500, and $734, respectively as of December 31, 2002.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.
Income (loss) before tax resulting from foreign sales amounted to $777, $660 and ($85) in 2003, 2004, and 2005, respectively.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
13. Benefit Plans
In 2001, the Company loaned $220 to an officer of the Company for the purchase of stock to be forgiven over a period of time. In 2003 and 2004, the Company recorded compensation expense of $110 in each year, which is recorded in the statements of operations and shareholders’ equity. As of December 31, 2004, the loan had been completely forgiven.
Employee Savings Plan
The Company sponsors a 401(k) savings plan (the “Plan”). The Plan allows for eligible employees to contribute up to 20% of their annual compensation, with the Company providing a match totaling 50% of the employees contribution up to a maximum of $2. Company contributions vest over four years. The Company made contributions of $94, $137 and $178 to the Plan for the years ended December 31, 2003, 2004, and 2005, respectively.
Key Employee Equity Purchase Plan
In December 2000, the Company implemented a key employee equity purchase plan (the “Equity Plan”) to encourage ownership of common stock and convertible promissory notes by key employees of the Company. Persons eligible to participate in the Equity Plan are designated by the Board of Directors. As of December 31, 2005, 464 shares of common stock had been issued under the Equity Plan.
Equity Participation Rights Agreement
The Company entered into an Equity Participation Rights Agreement (the “Rights Agreement”) with its Chief Executive Officer (the “Officer”) in January of 2001, which was amended in August of 2003. Under the Rights Agreement, the Officer will receive a percentage of the proceeds upon a liquidity event of the Company as defined in the Rights Agreement. Any payment to the Officer under the Rights Agreement would be recorded as a charge to operating income upon the closing of a liquidity event. In June 2004, a payment totaling $1,280 was made under this agreement. Upon the completion of the initial public offering, a payment totaling $2,236 was made under this agreement. These payments are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
14. Related Party Transactions
The Company paid management fees of $405, $552, and $4,220 to Trivest, the majority stockholder, during the years ended December 31, 2003, 2004, and 2005, respectively. Included in 2005 management fees, is a one-time payment of $3,500 to terminate the management agreement upon completion of the initial public offering in December 2005.
As part of the Recapitalization in June 2004, the Company paid a broker fee totaling $1,500 to Trivest. As part of the acquisition of Definitive Technology in September 2004 and the related increase in the Company’s senior borrowings, the Company paid a broker fee totaling $1,500 to Trivest. These payments were capitalized as deferred debt financing costs in other assets in the consolidated balance sheet.
Under an operating lease agreement for its primary distribution facility and corporate headquarters, the Company paid a Board member and shareholder $1,044, $1,277 and $1,573 during the years ended December 31, 2003, 2004, and 2005, respectively.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)
15. Commitment and Contingencies
The Company leases office and distribution facilities from a shareholder and director of the Company under an operating lease that expires in 2013. There are provisions in the lease agreement that provide the Company with an option to extend the lease for five years. The Company also leases a sales office that was acquired in the Definitive Technology transaction under an operating lease that expires in 2006.
The Company also leases warehouse and sales office facilities for its branch in the United Kingdom under an operating lease that expires in 2013.
Future minimum lease payments for all operating leases for the years ending December 31 are as follows (in thousands):

2006	$1,632
2007	1,632
2008	1,677
2009	1,722
2010	1,770
Thereafter	5,480

$13,913

Rent expense is recognized on a straight-line basis, and for the years ended December 31, 2003, 2004 and 2005 was approximately $1,303, $1,624 and $1,679, respectively.
We have been named as a defendant in a lawsuit asserting patent infringement. Specifically, the plaintiff alleges that certain of our products infringe certain of the plaintiff’s patents. The plaintiff is seeking both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations, and intend to vigorously defend the case. We do not expect this litigation to materially impact our business, results of operations, or financial condition. However, there can be no assurance that we will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on our results of operations.
The Company is also party to various claims, legal actions and complaints, including patent matters, arising in the ordinary course of business. The Company does not expect any such matters to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Exhibit Index

Exhibit
Number		Exhibit

3.1		Second Amended and Restated Articles of Incorporation of the Registrant(1)
3.2		Amended and Restated Bylaws of the Registrant(1)

4.1		Form of Common Stock Certificate(1)

4.2		Amended and Restated Registration Rights Agreement(1)

10	.1†	Form of Deferred Compensation/ Salary Continuation Agreement(1)

10	.2†	Form of Change In Control Severance Agreements(1)

10	.3†	Amended and Restated Employment Agreement by and between the Registrant and James E. Minarik, dated as of January 1, 2004(1)

10	.4†	Sales Bonus Agreement by and between the Registrant and James E. Minarik, dated as of December 7, 2004(1)

10	.5†	Form of Key Employee Sale Bonus Agreement(1)

10	.6†	Associate Equity Gain Program(1)

10.7		Credit Agreement by and among the Registrant; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent, dated as of June 17, 2004(1)

10.8		First Amendment to Credit Agreement by and among the Registrant; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent, dated as of September 17, 2004(1)

10.9		Second Amendment to Credit Agreement by and among the Registrant; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent, dated as of February 4, 2005(1)

10.10		Note Purchase Agreement by and among the Registrant; DEI Headquarters, Inc.; DEI Sales Inc. (formerly Directed Electronics, Inc.); the Purchasers (as defined therein); and American Capital Financial Services, Inc., as Agent, dated as of June 17, 2004(1)

10.11		First Amendment to Note Purchase Agreement by and among the Registrant; DEI Headquarters, Inc., DEI Sales Inc. (formerly Directed Electronics, Inc.); the Purchasers (as defined therein); and American Capital Financial Services, Inc., as Agent, dated as of September 17, 2004(1)

10.12		Industrial/ Commercial Lease Agreement Multi Tenant — Net by and between the Registrant and Greene Properties, Inc., dated as of July 14, 2003(1)

10.13		First Amendment to Industrial/ Commercial Lease Agreement Multi Tenant — Net by and between the Registrant and Greene Properties, Inc., dated as of September 8, 2004(1)

10	.14††	Purchase Agreement by and between the Registrant and Nutek Corporation, dated as of December 26, 2001(1)

10	.15††	Manufacturing and Distribution Agreement by and between the Registrant and SIRIUS Satellite Radio, Inc., dated as of April 1, 2005(1)

10	.16††	Vendor Agreement by and between the Registrant and Best Buy Co., Inc., dated as of April 11, 2001(1)

10	.17††	Letter Agreement by and between the Registrant and Circuit City Stores, Inc., dated as of January 27, 2005(1)

10.18		Third Amendment to Credit Agreement by and among the Registrant; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent, dated as of September 21, 2005(1)

10	.19†	2005 Incentive Compensation Plan (1)

10	.20†	Form of Key Employee Sale Bonus Cancellation Agreement(1)

10	.21†	Sale Bonus Cancellation Agreement by and between the Registrant and James E. Minarik dated as of December 1, 2005(1)

10	.22†	Form of Indemnification Agreement(1)

10.23		Advisory Agreement by and between the Registrant and Trivest Partners, L.P., dated as of December 1, 2005(1)

Exhibit
Number	Exhibit

10.24	Fourth Amendment to Credit Agreement by and among DEI Sales, Inc. (formerly Directed Electronics, Inc.); the Guarantors listed on the signature pages thereto; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent for the Lenders(2)

21	List of Subsidiaries(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

†	Management contract or compensatory arrangement.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-127823), as filed with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2005, as filed with the Securities and Exchange Commission on December 21, 2005.