Form 10-Q
period 2006-03-31
Directed Electronics, Inc.
filed 2006-05-15
CIK 1323630

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission file number 000-51664
DIRECTED ELECTRONICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0964171

(State of Incorporation)	(I.R.S. Employer Identification No.)

1 Viper Way Vista, California	92081

(Address of Principal Executive Offices)	(Zip Code)
(760) 598-6200

(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     As of May 12, 2006, there were outstanding 24,769,197 shares of the registrant’s common stock, par value $.01 per share.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECTED ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$30,249	$12,167
Accounts receivable, net of allowance of $1,623 and $1,802 at March 31, 2006 and December 31, 2005, respectively	36,692	100,140
Inventories	61,193	43,324
Prepaid expenses and other assets	6,281	8,578
Deferred tax assets	9,089	8,019

Total current assets	143,504	172,228

Property and equipment, net	4,672	4,649
Intangible assets, net	89,233	90,246
Goodwill	97,807	97,807
Other assets	5,380	5,690

Total assets	$340,596	$370,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$38,961	$54,520
Accrued liabilities	13,097	26,023
Current portion of notes payable	1,699	1,699
Taxes payable	4,279	5,014

Total current liabilities	58,036	87,256

Revolving loan	—	5,200
Senior notes, less current portion	164,486	164,911
Deferred tax liabilities	13,328	12,690
Other	1,190	1,040

Total liabilities	237,040	271,097

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common Stock, $0.01 par value:
Authorized shares - 100,000; issued and outstanding shares — 24,769 at both March 31, 2006 and December 31, 2005	248	248
Paid-in capital	110,819	111,110
Notes receivable from shareholders	(55)	(126)
Deferred compensation	—	(350)
Accumulated other comprehensive income	212	306
Retained earnings (deficit)	(7,668)	(11,665)

Total shareholders’ equity	103,556	99,523

Total liabilities and shareholders’ equity	$340,596	$370,620

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Net product sales	$73,266	$51,339
Royalty and other revenue	1,035	726

Net sales	74,301	52,065
Cost of sales	51,543	33,460

Gross profit	22,758	18,605

Operating expenses:
Selling, general and administrative	13,646	10,993
Management fee to related party	—	188

Total operating expenses	13,646	11,181

Income from operations	9,112	7,424

Other income (expense):
Interest expense	(3,489)	(5,019)
Interest income	214	9

Income before provision for income taxes	5,837	2,414
Provision for income taxes	1,840	983

Net income	3,997	1,431
Net income attributable to participating securityholders	—	16

Net income available to common shareholders	$3,997	$1,415

Net income per common share:
Basic	$0.16	$0.08

Diluted	$0.16	$0.08

Weighted average number of common shares:
Basic	25,753	18,583

Diluted	25,753	18,583

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$3,997	$1,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	456	283
Amortization	1,013	1,010
Non-cash interest expense	342	425
Non-cash stock-based compensation	59	—
Deferred taxes	(432)	—
Changes in operating assets and liabilities:
Accounts receivable, net	63,448	11,710
Inventories	(17,869)	1,061
Prepaid expenses and other assets	2,297	2,262
Other assets	(17)	78
Accounts payable	(15,559)	(15,181)
Accrued liabilities	(12,926)	(711)
Taxes payable	(735)	(1,584)
Other liabilities	150	456

Net cash provided by operating activities	24,224	1,240

Investing activities
Purchases of property and equipment	(479)	(52)

Net cash used in investing activities	(479)	(52)

Financing activities
Proceeds from revolving loan	7,800	2,600
Payments on revolving loan	(13,000)	(2,600)
Payments on senior notes	(425)	—
Debt issuance costs	(17)	(481)
Issuance of common shares	—	95
Payment of employee loan	73	—

Net cash used in financing activities	(5,569)	(386)

Net effect of exchange rates on cash	(94)	126

Increase in cash and cash equivalents	18,082	928
Cash and cash equivalents at beginning of period	12,167	3,784

Cash and cash equivalents at end of period	$30,249	$4,712

Supplemental disclosure of cash flow information
Interest paid	$2,389	$4,741

Taxes paid	$3,141	$2,520

Supplemental disclosure of non-cash financing activities
Issuance of common stock for promissory note	$—	$95

Accrued interest on shareholder notes payable	$2	$1

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited and in thousands, except per share amounts)
1. Basis of Presentation
     Founded in 1982, Directed Electronics, Inc. (the “Company’’) designs and markets branded vehicle security and convenience, home audio, mobile audio and video, and satellite radio products for sale through independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, and car dealers.
     On December 16, 2005, the Company consummated the initial public offering of its common stock in which it sold 9,375 shares of common stock for gross proceeds of $150,000. Of the gross proceeds, 5,938 shares were sold by the Company and 3,437 shares were sold by selling shareholders. After underwriting discounts, commissions and offering expenses, the Company received net proceeds of $85,760. The Company used the net proceeds, together with available cash, to repay all outstanding subordinated notes of $74,000, plus accrued interest and a prepayment premium, and to terminate certain sale bonus, management, and associate equity gain program arrangements.
     The accompanying interim unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to state fairly the consolidated financial position, results of operations and cash flows for all periods presented. Because of the seasonal nature of the Company’s business, the results of operations are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2005.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, sales returns, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, warranty reserves and contingencies. A summary of the Company’s significant accounting policies is contained in Note 2 of the Consolidated Financial Statements included in the Company’s fiscal 2005 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies subsequent to December 31, 2005.
2. Accounting for Stock-Based Compensation Expense
     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). This statement supersedes Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB No. 25), and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.
     The Company adopted SFAS No. 123R using the modified prospective method on January 1, 2006. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123R, based on the requirements of SFAS No. 123R for all share-based payments

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2006
     granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R.
     In December 2005, we granted restricted stock unit awards for an aggregate of 1,006 shares of common stock. The awards generally provide for delivery of one-third of the underlying common stock on each of the first three anniversaries of their grant date, with delivery of stock on a quarterly basis to four of the Company’s executive officers. Delivery of 984 of the underlying shares of common stock is not contingent on the Company’s continued employment of the holders of the restricted stock units.
     In 2005, the Company adopted the 2005 Incentive Compensation Plan (the 2005 Plan). The 2005 Plan provides for the issuance of incentive stock options, stock appreciation rights, restricted stock, stock units, stock granted as a bonus or in lieu of another award, dividend equivalents or other stock-based awards or performance awards to executives, employees, officers, directors, consultants and other persons who provide services to the Company.
     The total number of shares which remained available for grant under the 2005 Plan was 1,694 at March 31, 2006. Stock options issued under the plan are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the fair market value of the Company’s stock on the date of the option grant.
     On January 1, 2006, there were 50 options outstanding under the 2005 Plan. During the three-month period ended March 31, 2006, there were no options granted, exercised, or forfeited. The options have a weighted-average exercise price of $16.00, have a weighted-average remaining contractual term of ten years, and had an aggregate intrinsic value of $38 at March 31, 2006. Of the 50 options outstanding, none were exercisable at March 31, 2006.
     SFAS No. 123R requires that stock-based compensation expense be reported on the same line on the Statement of Operations as the related cash wages. Historically, the Company has reported stock-based compensation expense as a component of cost of sales and selling, general and administrative expense in the Statement of Operations. Under SFAS No. 123R, the Company has reported aggregate stock-based compensation expense of $59 as a component of selling, general and administrative expense in the operating section of the Statement of Operations for the three months ended March 31, 2006.
     As of March 31, 2006, there was approximately $649 of total unrecognized compensation cost related to unvested share-based awards granted. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.71 years.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2006
3. Net Income Per Common Share
     Basic net income per common share (“EPS’’) is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without consideration of potential common stock. Restricted stock units have been treated as outstanding shares of common stock for purposes of basic and diluted earnings per share.
     The following represents the reconciliation from basic shares to fully diluted shares for the respective periods.

	Three Months Ended March 31,
	2006	2005
Net income available to common shareholders	$3,997	$1,415
Weighted average common shares outstanding — basic	25,753	18,583

Net income per common share — basic	$0.16	$0.08

Weighted average common shares outstanding — basic	25,753	18,583
Plus dilutive stock options	—	—
Weighted average common shares outstanding — diluted	25,753	18,583

Net income per common share — diluted	$0.16	$0.08

     The Company has excluded all 50 outstanding options from the calculation of diluted net income per common share because all such options are antidilutive, because their respective exercise prices exceeded the average market price of the Company’s stock during the three months ended March 31, 2006, for all periods presented.
4. Other Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. Comprehensive income includes net income and foreign currency translation adjustments. For the three months ended March 31, 2006 and 2005, comprehensive income was $3,903 and $1,557 and included a ($94) and $126 foreign currency translation adjustment (loss) gain, respectively.
5. Commitments and Contingencies
     The Company has been named as a defendant in a lawsuit asserting patent infringement. Specifically, the plaintiff alleges that certain of the Company’s products infringe certain of the plaintiff’s patents. The plaintiff is seeking both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs.
     Although the ultimate outcome of this matter is not currently determinable, the Company believes that it has meritorious defenses to these allegations, and intends to vigorously defend the case. The Company does not expect this litigation to materially impact its business, results of operations, or financial condition. However, there can be no assurance that the Company will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on the Company’s results of operations.
     The Company is also party to various claims, legal actions and complaints, including patent matters, arising in the ordinary course of business. The Company does not expect any such matters to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2006
6. Related Parties
     The Company paid management fees of $0 and $200 to Trivest Partners, the Company’s majority stockholder, during the three months ended March 31, 2006 and 2005, respectively.
     Under an operating lease agreement for its primary distribution facility and corporate headquarters, the Company paid a company owned by a Board member and shareholder $400 and $500 during the three months ended March 31, 2006 and 2005, respectively.
     During the three months ended March 31, 2006, the Company incurred approximately $80 of expenses related to sourcing foreign manufacturers of products on behalf of a company whose chief executive officer is a member of the Board of Directors of the Company.
7. Income Taxes
     The Company determines an estimated annual effective income tax rate and this rate is updated at the end of each interim period. This rate is used to calculate the provision for income taxes on income from operations on a current year-to-date basis. The tax effect on certain significant, unusual or extraordinary items is not taken into account in calculating the estimated annual effective income tax rate, but is taken into account entirely in the interim period when such items occur.
     The difference between the Company’s effective income tax rate of 31.5% for the three months ended March 31, 2006 and the expected annual income tax rate of 39% results from a one-time revaluation of the Company’s deferred tax assets and liabilities, resulting in a discrete income tax benefit of $432. The difference between the Company’s effective income tax rate of 40.7% for the three months ended March 31, 2005 and the annual effective income tax rate of 39% results primarily from the apportionment of income to various taxing authorities with varying income tax rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and elsewhere in this report.
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
     We have grown our business both organically and through acquisitions. Our expansion has resulted in diversifying our product offerings, distribution channels, and base of contract manufacturers. We expanded our business in 2004 by entering into an arrangement with SIRIUS Satellite Radio to sell and market SIRIUS-branded satellite radio products, thus increasing our penetration of national electronics retailers and further diversifying our product mix. We also acquired Definitive Technology, LLP in 2004, which significantly increased our home audio product sales.
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
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements:

	Three Months Ended March 31,
	2006	2005
Net sales	100%	100%
Cost of sales	69.4%	64.3%

Gross profit	30.6%	35.7%
Total operating expenses	18.4%	21.5%

Income from operations	12.2%	14.2%
Interest expense, net	4.4%	9.6%

Income before provision for income taxes.	7.8%	4.6%
Provision for income taxes	2.5%	1.9%

Net income	5.3%	2.7%

     The net sales that we report represent gross product sales to customers less rebates and payment discounts, plus royalty and other revenue. We do not allocate these rebate or payment discounts to specific product categories. As a result, in the discussion below we discuss gross sales by product category. The following table sets forth our gross and net sales information:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Gross security and entertainment sales	$39,234	$40,520
Gross satellite radio sales	36,277	13,045
Rebate/payment discount .	(2,245)	(2,226)

Net product sales .	73,266	51,339
Royalty and other revenue	1,035	726

Net sales	$74,301	$52,065

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Net Sales
     Our net sales increased approximately $22.2 million, or 42.7%, to $74.3 million for the three months ended March 31, 2006 compared with $52.1 million for the three months ended March 31, 2005. The increase was primarily due to increased satellite radio product sales resulting from a rise in SIRIUS subscriber growth and our increase in market share of SIRIUS retail aftermarket sales. Security and entertainment product sales declined slightly, primarily due to lower remote start product sales as a result of the unseasonably warm weather conditions experienced by the midwestern and eastern states in the first quarter of 2006. This decline was somewhat offset by our strong growth of home audio product sales to our retail customers, including Best Buy’s Magnolia stores.
Gross Profit and Income from Operations
     Our gross profit increased by approximately $4.2 million, or 22.3%, to $22.8 million for the three months ended March 31, 2006 compared with $18.6 million for the three months ended March 31, 2005 due to an increase in our net sales. Our gross profit margin decreased from 35.7% for the three months ended March 31, 2005 to 30.6% for the three months ended March 31, 2006 primarily due to the sales mix shift in selling significantly greater satellite radio products in the first quarter of 2006. Our security and entertainment margins remained at historical levels.
     Operating expenses increased by approximately $2.5 million, or 22.0%, to $13.6 million for the three months ended March 31, 2006 compared with $11.2 million for the three months ended March 31, 2005 primarily due to costs associated with the increase in our sales base and costs associated with operating as a public company, which accounted for approximately $0.8 million of the increase in operating expenses.
     As a result, income from operations increased approximately $1.7 million, or 22.7%, to $9.1 million for the three months ended March 31, 2006 compared with $7.4 million for the three months ended March 31, 2005.
Interest Expense
     Net interest expense decreased approximately $1.7 million, or 34.6%, to $3.3 million for the three months ended March 31, 2006 compared with $5.0 million for the three months ended March 31, 2005 primarily due to our payoff of $74.0 million of subordinated debt which was repaid with proceeds from our initial public offering. In February 2006, we amended our senior credit facility, which resulted in a 1% decrease in our interest rates.

Provision for Income Taxes
     Our effective tax rate decreased from 40.7% for the three months ended March 31, 2005 to 31.5% for the three months ended March 31, 2006. This reduction resulted from a discrete income tax benefit of $0.4 million related to the revaluation of deferred tax assets and liabilities, as well as the amount of income subject to various taxing authorities with varying income tax rates. Excluding the discrete income tax benefit, our effective tax rate would have been 39.0% for the three months ended March 31, 2006.
Net Income Available to Common Shareholders
     Net income available to common shareholders increased approximately $2.6 million, or 182%, to $4.0 million for the three months ended March 31, 2006 compared with $1.4 million for the three months ended March 31, 2005. Net income per share increased $0.08 to $0.16 (basic and diluted) for the three months ended March 31, 2006 compared with $0.08 (basic and diluted) for the three months ended March 31, 2005.
Liquidity and Capital Resources
     Our principal uses of cash are for operating expenses, working capital, servicing long-term debt, capital expenditures, acquisitions, and payment of income taxes. Due to our business model, our capital expenditures are generally low. In addition, our working capital needs have also generally historically been low due to our outsourced manufacturing model and C.O.D./credit card payment policies in place with our independent retailers. This profile has recently changed with our introduction of satellite radio products and our acquisition of Definitive Technology, which have caused a significant increase in the proportion of our sales to national and regional customers on commercial payment terms, increasing our accounts receivable and inventories. In addition, as a result of seasonal demand, we expect that our receivables and payables will typically peak near year-end due to high fourth quarter volume and will typically be reduced in the first quarter of the year. Historically, we have financed these requirements from internally generated cash flow and borrowings from our credit facility.
     Net cash provided by operating activities was approximately $24.2 million for the three months ended March 31, 2006, compared with approximately $1.2 million for the three months ended March 31, 2005. The increase occurred primarily due to higher cash collections from the preceding quarter accounts receivable balance resulting in a change in accounts receivable of $11.7 million and $63.4 million for the three months ended March 31, 2005 and March 31, 2006, respectively. The increase in cash provided by operating activities was somewhat offset by a change in inventory of $1.1 million and $17.9 million for the three months ended March 31, 2005 and March 31, 2006, respectively, as we returned to better inventory in-stock positions to meet current sales needs. The increase in cash provided by operating activities was also somewhat offset by a change in accrued expenses of $0.7 million and $12.9 million for the three months ended March 31, 2005 and March 31, 2006, respectively, primarily due to costs associated with our initial public offering that were paid in 2006, commissions and annual bonuses that were paid in 2006, and rebates that were paid in 2006.
     Net cash used in investing activities was approximately $0.5 million for the three months ended March 31, 2006 compared with $0.05 million for the three months ended March 31, 2005. The increase occurred due to purchases of property and equipment in the ordinary course of business.
     Net cash used in financing activities was approximately $5.6 million for the three months ended March 31, 2006 compared with $0.4 million for the three months ended March 31, 2005. The increase occurred primarily due to paying down outstanding principal balances on our revolving loan during the three months ended March 31, 2006.
     Cash and cash equivalents were $30.2 million as of March 31, 2006 compared with $12.2 million as of December 31, 2005.
     We used the net proceeds of our initial public offering to prepay all of our outstanding subordinated notes, which is expected to result in a reduction of annual interest expense of approximately $8.9 million.

     Our principal sources of liquidity are cash from operations and funds available for borrowing under our senior credit facility. Our senior credit facility provides for aggregate borrowings of up to $221.0 million and consists of a $50.0 million revolving credit facility due June 2009 and a $171.0 million term loan due June 2010, with significant quarterly payments beginning in September 2009. As of March 31, 2006, the current balance on the term loan was $166.2 million. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities, and letter of credit needs. As of March 31, 2006, we had no amounts drawn on our revolving credit facility. We plan to continue to utilize our revolving credit facility, including higher outstanding balances than we have historically experienced, to fund working capital requirements and capital expenditure needs.
     Capital expenditures are expected to be approximately $2.0 million in 2006. We believe, based on our current revenue levels, that our existing and future cash flows from operations, together with borrowings available under our revolving credit facility, will be sufficient to fund our working capital needs, capital expenditures, and to make interest and principal payments as they become due under the terms of our senior credit facility for the foreseeable future. We have minimal required principal payments until September 2009. We expect to refinance or extend our senior credit facility before that time, but we may not be able to obtain such refinancing on acceptable terms or at all.
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
     In addition to those described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005, we believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements as of and for the three-month period ended March 31, 2006.
Stock-Based Compensation Expense
     We account for stock-based compensation in accordance with SFAS No. 123R. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The Black-Scholes model requires various judgmental assumptions including dividend yield, expected volatility, risk-free interest rate, and expected option life. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our exposure to interest rate risk is primarily the result of borrowings under our existing senior credit facility. At March 31, 2006, $166.2 million was outstanding under our senior credit facility. Borrowings under our senior credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets.

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
Impact of Inflation
     We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices have not historically had a material impact on our operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     For the first quarter of 2006, our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006, and concluded that as of such date, our disclosure controls and procedures were not effective.
     This conclusion was based solely on our assessment of our processes and controls related to maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles and our ability to appropriately analyze other asset and various accrual account balances. These deficiencies resulted in the inappropriate capitalization of costs and errors in accrued expenses and accrued rebates for the fiscal year ended December 31, 2005. Such errors were corrected prior to the issuance of our consolidated financial statements at and for the year ended December 31, 2005. These deficiencies also resulted in a more than remote likelihood that a material misstatement to our consolidated financial statements would not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, we have implemented a plan to remediate these material weaknesses.
     In addition to the remediation steps described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, we have taken the following remediation steps subsequent to the three-month period ended March 31, 2006 to improve our resources in our accounting and financial reporting functions and our ability to appropriately analyze certain accounts:

•	We have added a controller and a financial reporting manager. Although we intend to further our efforts, the addition of these individuals has increased the number and skills of our personnel in order to increase our depth of experience in generally accepted accounting principles and guidelines required by the SEC.
Changes in Internal Control over Financial Reporting.
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On March 31, 2004, Omega Patents, L.L.C., or Omega, filed a claim in the United States District Court for the Middle District of Florida, OMEGA PATENTS, L.L.C. vs. FORTIN AUTO RADIO, INC., alleging breach of a license agreement. Omega subsequently amended its complaint to add us as a defendant in the suit, alleging patent infringement. Specifically, Omega alleges that certain of our products infringe certain Omega patents. Omega is seeking both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. On January 17, 2006, we moved to dismiss the case or transfer it to the United States District Court for the Southern District of California. On April 27, 2006, our motion to dismiss was denied by the court. Accordingly, we intend to file an answer to the plaintiff’s amended complaint. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations, and intend to vigorously defend the case. We do not expect this litigation to materially impact our business, results of operations, or financial condition. However, there can be no assurance that we will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on our results of operations.
     From time to time, we are involved in other litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.
Item 6. Exhibits.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2006		DIRECTED ELECTRONICS, INC.

(Registrant)

	By:	/s/ James E. Minarik

	Name:	James E. Minarik
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John D. Morberg

	Name:	John D. Morberg
	Title:	Vice President — Finance, Chief Financial
Officer, and Treasurer (Principal Accounting
and Financial Officer)

EXHIBIT INDEX
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer