Form 10-Q
period 2006-06-30
Directed Electronics, Inc.
filed 2006-08-14
CIK 1323630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
     As of August 11, 2006, there were outstanding 24,769,197 shares of the registrant’s common stock, par value $.01 per share.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECTED ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$15,638	$12,167
Accounts receivable, net of allowance of $2,002 and $1,802 at June 30, 2006 and December 31, 2005, respectively	46,108	100,140
Inventories	58,823	43,324
Prepaid expenses and other assets	5,848	8,578
Deferred tax assets	9,089	8,019

Total current assets	135,506	172,228

Property and equipment, net	4,859	4,649
Intangible assets, net	90,900	90,246
Goodwill	98,182	97,807
Other assets	5,044	5,690

Total assets	$334,491	$370,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,291	$54,520
Accrued liabilities	10,521	26,023
Current portion of notes payable	1,699	1,699
Taxes payable	2,534	5,014

Total current liabilities	49,045	87,256

Revolving loan	—	5,200
Senior notes, less current portion	164,061	164,911
Deferred tax liabilities	13,328	12,690
Other liabilities	1,257	1,040

Total liabilities	227,691	271,097

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common Stock, $0.01 par value:
Authorized shares — 100,000; issued and outstanding shares — 24,769 at both June 30, 2006 and December 31, 2005	248	248
Paid-in capital	110,908	111,110
Notes receivable from shareholders	(38)	(126)
Deferred compensation	—	(350)
Accumulated other comprehensive income	280	306
Retained earnings (deficit)	(4,598)	(11,665)

Total shareholders’ equity	106,800	99,523

Total liabilities and shareholders’ equity	$334,491	$370,620

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net product sales	$76,895	$54,959	$150,161	$106,298
Royalty and other revenue	783	697	1,818	1,423

Net sales	77,678	55,656	151,979	107,721
Cost of sales	57,004	36,245	108,547	69,705

Gross profit	20,674	19,411	43,432	38,016

Operating expenses:
Selling, general and administrative	12,344	11,879	25,990	22,872
Management fee to related party	—	166	—	354

Total operating expenses	12,344	12,045	25,990	23,226

Income from operations	8,330	7,366	17,442	14,790
Other income (expense):
Interest expense	(3,486)	(5,065)	(6,975)	(10,084)
Interest income	195	13	409	22

Income before provision for income taxes	5,039	2,314	10,876	4,728
Provision for income taxes	1,965	1,182	3,805	2,165

Net income	3,074	1,132	7,071	2,563
Net income attributable to participating securityholders	—	14	—	30

Net income available to common shareholders	$3,074	$1,118	$7,071	$2,533

Net income per common share:
Basic	$0.12	$0.06	$0.27	$0.14

Diluted	$0.12	$0.06	$0.27	$0.14

Weighted average number of common shares:
Basic	25,748	18,583	25,750	18,583

Diluted	25,749	18,583	25,751	18,583

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$7,071	$2,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	894	629
Amortization	2,051	2,020
Non-cash interest expense	683	818
Non-cash stock-based compensation	147	—
Deferred taxes	(432)	—
Loss on disposal or sale of property and equipment	3	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	54,032	10,952
Inventories	(14,478)	(9,097)
Prepaid expenses and other assets	2,730	(846)
Other assets	(22)	(154)
Accounts payable	(20,229)	(11,643)
Accrued liabilities	(15,822)	(947)
Taxes payable	(2,480)	(1,443)
Other liabilities	214	542

Net cash provided by (used in) operating activities	14,362	(6,606)

Investing activities
Purchases of property and equipment	(933)	(729)
Cash paid for acquisition	(3,956)	(680)

Net cash used in investing activities	(4,889)	(1,409)

Financing activities
Proceeds from revolving loan	7,800	11,000
Payments on revolving loan	(13,000)	(2,600)
Payments on senior notes	(850)	—
Debt issuance costs	(17)	(527)
Issuance of common shares	—	210
Payment of employee loan	91	—

Net cash provided by (used in) financing activities	(5,976)	8,083

Net effect of exchange rates on cash	(26)	139

Increase in cash and cash equivalents	3,471	207
Cash and cash equivalents at beginning of period	12,167	3,784

Cash and cash equivalents at end of period	$15,638	$3,991

Supplemental disclosure of cash flow information
Interest paid	$5,397	$9,470

Taxes paid	$6,889	$3,859

Supplemental disclosure of non-cash financing activities
Issuance of common stock for promissory note	$33	$105

Accrued interest on shareholder notes payable	$5	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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
     On December 16, 2005, the Company consummated the initial public offering of its common stock in which it sold 9,375 shares of common stock for gross proceeds of $150,000. Of the gross proceeds, 5,938 shares were sold by the Company and 3,437 shares were sold by selling shareholders. After underwriting discounts, commissions, and offering expenses, the Company received net proceeds of $85,760. The Company used the net proceeds, together with available cash, to repay all outstanding subordinated notes of $74,000, plus accrued interest and a prepayment premium, and to terminate certain sale bonus, management, and associated equity gain program arrangements.
     The accompanying interim unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to state fairly the consolidated financial position, results of operations and cash flows for all periods presented. Because of the seasonal nature of the Company’s business, the results of operations are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2005.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, sales returns, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, warranty reserves and contingencies. A summary of the Company’s significant accounting policies is contained in Note 2 of the Consolidated Financial Statements included in the Company’s fiscal 2005 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies subsequent to December 31, 2005.
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
     The Company adopted SFAS No. 123R using the modified prospective method on January 1, 2006. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123R, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited and in thousands, except per share amounts)
     In December 2005, the Company granted restricted stock unit awards for an aggregate of 1,006 shares of common stock. The awards generally provide for delivery of one-third of the underlying common stock on each of the first three anniversaries of their grant date, with delivery of stock on a quarterly basis to four of the Company’s executive officers. Delivery of 984 of the underlying shares of common stock is not contingent on the Company’s continued employment of the holders of the restricted stock units.
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
     The total number of shares which remained available for grant under the 2005 Plan was 1,669 at June 30, 2006. Stock options issued under the plan are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the fair market value of the Company’s stock on the date immediately preceding the date of the option grant.
     As of June 30, 2006, there were options for an aggregate of 75 shares outstanding under the Plan, of which options for an aggregate of 25 shares were granted on June 9, 2006. No options have been exercised or forfeited during 2006. The outstanding options have a weighted-average exercise price of $15.05, have a weighted-average remaining contractual term of 9.46 years, and had no aggregate intrinsic value at June 30, 2006. None of the outstanding options were exercisable at June 30, 2006.
     SFAS No. 123R requires that stock-based compensation expense be reported on the same line on the Statement of Operations as the related cash wages. Under SFAS No. 123R, the Company has reported aggregate stock-based compensation expense of $87 and $147 as a component of selling, general and administrative expense in the Statement of Operations for the three and six months ended June 30, 2006, respectively.
     As of June 30, 2006, there was approximately $913 of total unrecognized compensation cost related to unvested share-based awards granted. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.46 years.
     To estimate the fair value of options granted for the three months ended June 30, 2006, the Company assumed a 0.0% dividend yield, a 53.0% expected volatility, a 4.95% risk-free interest rate, and an 8 year expected life of the option term.
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
     The following represents the reconciliation from basic shares to fully diluted shares for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income available to common shareholders	$3,074	$1,118	$7,071	$2,533
Weighted average common shares outstanding — basic	25,748	18,583	25,750	18,583

Net income per common share — basic	$0.12	$0.06	$0.27	$0.14

Weighted average common shares outstanding — basic	25,748	18,583	25,750	18,583
Plus dilutive stock options	1	—	1	—
Weighted average common shares outstanding — diluted	25,749	18,583	25,751	18,583

Net income per common share — diluted	$0.12	$0.06	$0.27	$0.14

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2006
(Unaudited and in thousands, except per share amounts)
     The Company has excluded options for an aggregate of 50 shares from the calculation of diluted net income per common share as all such options are antidilutive, because their respective exercise prices exceeded the average market price of the Company’s stock during the three and six months ended June 30, 2006, for all periods presented.
4. Other Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. Comprehensive income includes net income and foreign currency translation adjustments. For the three months ended June 30, 2006 and 2005, comprehensive income was $3,142 and $1,145 and included a $68 and $13 foreign currency translation adjustment gain, respectively. For the six months ended June 30, 2006 and 2005, comprehensive income was $7,045 and $2,702 and included a ($26) and $139 foreign currency translation (loss) gain, respectively.
5. Income Taxes
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
     The Company’s effective income tax rate of 39% for the three months ended June 30, 2006 represents the Company’s expected annual income tax rate. The difference between the Company’s effective income tax rate of 35.0% for the six months ended June 30, 2006 and the expected annual income tax rate of 39% results from a one-time revaluation of the Company’s deferred tax assets and liabilities, resulting in a discrete income tax benefit of $432 during the first quarter of 2006.
6. Acquisition
     During the second quarter of 2006, the Company acquired substantially all of the assets of a designer and marketer of vehicle remote start products for $3,956 in cash, including $128 in acquisition related costs. The acquired assets consisted principally of property and equipment, inventory, trademarks, patents, customer relationships, covenants not to compete, and goodwill.
7. Related Parties
     The Company paid management fees of $0 and $166 to Trivest Partners, the Company’s majority stockholder, during the three months ended June 30, 2006 and 2005, respectively. The Company paid management fees of $0 and $354 to Trivest Partners during the six months ended June 30, 2006 and 2005, respectively.
     Under an operating lease agreement for its primary distribution facility and corporate headquarters, the Company paid a company owned by a Board member and shareholder $357 and $237 during the three months ended June, 2006 and 2005, respectively. Under the operating lease agreement, the Company paid $735 and $725 during the six months ended June 30, 2006 and 2005, respectively.
     During the six months ended June 30, 2006 and 2005, the Company incurred approximately $80 and $0, respectively, of expenses related to sourcing foreign manufacturers of products on behalf of a company whose chief executive officer is a member of the Board of Directors of the Company. No such expenses were incurred during the three months ended June 30, 2006 and 2005, and this sourcing arrangement was terminated in April 2006.
8. Commitments and Contingencies
     The Company has been named as a defendant in a lawsuit asserting patent infringement. Specifically, the plaintiff alleges that certain of the Company’s products infringe certain of the plaintiff’s patents. The plaintiff is seeking both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. Although the ultimate outcome of this matter is not currently determinable, the Company believes that it has meritorious defenses to these allegations, intends to vigorously defend the case, and does not expect this litigation to materially impact its business, results of operations, or financial condition. However, there can be no assurance that the Company will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on the Company’s results of operations. The Company expects to incur legal fees of approximately $1,600 in defending the case during the second half of 2006.
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
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Cost of sales	73.4%	65.1%	71.4%	64.7%

Gross profit	26.6%	34.9%	28.6%	35.3%
Total operating expenses	15.9%	21.7%	17.1%	21.6%

Income from operations	10.7%	13.2%	11.5%	13.7%
Interest expense, net	4.2%	9.1%	4.3%	9.3%

Income before provision for income taxes	6.5%	4.1%	7.2%	4.4%
Provision for income taxes	2.5%	2.1%	2.5%	2.0%

Net income	4.0%	2.0%	4.7%	2.4%

     The net sales that we report represent gross product sales to customers less rebates and payment discounts, plus royalty and other revenue. We do not allocate these rebate or payment discounts to specific product categories. As a result, in the discussion below we discuss gross sales by product category. The following table sets forth our gross and net sales information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Gross security and entertainment sales	$37,968	$41,142	$77,202	$81,662
Gross satellite radio sales	41,253	15,728	77,530	28,773
Rebate/payment discount	(2,326)	(1,911)	(4,571)	(4,137)

Net product sales	76,895	54,959	150,161	106,298
Royalty and other revenue	783	697	1,818	1,423

Net sales	$77,678	$55,656	$151,979	$107,721

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Net Sales
     Our net sales increased approximately $22.0 million, or 39.5%, to $77.7 million for the three months ended June 30, 2006 compared with $55.7 million for the three months ended June 30, 2005. The increase was primarily due to a 162.3% increase in satellite radio product sales resulting from a rise in SIRIUS subscriber growth and our increase in market share of SIRIUS retail aftermarket sales, partially offset by a 7.7% decline in security and entertainment product sales due to slightly lower than expected sales in our security products and a more significant decline in our mobile video products due to industry-wide softness in this category. We expect to return to positive sales growth in our security and entertainment products during the remainder of 2006 due to the launch of new products in the third quarter, product sales from our acquisitions, and an expected increase in sales of our home audio products to Best Buy’s Magnolia stores, which are experiencing accelerated growth.
     As previously announced, on June 30, 2006, we received a letter from the Federal Communications Commission stating that its Office of Engineering and Technology Laboratory had tested the SIRIUS ST2 and SIRIUS S50-C radios that we distribute, and had determined that the transmitters were not in compliance with either the applicable operating frequency range or the applicable emission limits. The letter sought information from us regarding the certification, manufacturing, importation, and other matters relating to these radios. We have responded to the letter and are cooperating with the FCC. SIRIUS subsequently reported that it had determined that certain of its radios with FM transmitters were not compliant with FCC rules, and that SIRIUS had taken a series of actions to evaluate, mitigate and correct the problem. SIRIUS also reported its belief that its radios that are currently in production comply with applicable FCC rules. We are continuing to work with SIRIUS and our contract manufacturers to make any and all necessary modifications to ensure that we distribute only FCC-compliant products, to obtain new equipment authorizations where appropriate, and to minimize any interruption in supply of these wireless radios to retailers and consumers. No health or safety issues are involved with these radios. We believe the likelihood of significant FCC fines or sanctions is remote. On August 11, 2006, we received notification that the FCC approved the modifications made to the SIRIUS ST2 radio and has determined that it is now in compliance with applicable operating frequency range and emission limits. As such, shipments of the ST2 will resume immediately. We continue to cooperate with SIRIUS, our manufacturers, and the FCC in their review of the SIRIUS S50-C radio, and we expect that any issues with this model will be resolved in the very near future. We also remain on target to have available to consumers by the end of the summer, the new live personal satellite radio, SIRIUS Stiletto (SL 100).
Gross Profit and Income from Operations
     Our gross profit increased by approximately $1.3 million, or 6.7%, to $20.7 million for the three months ended June 30, 2006 compared with $19.4 million for the three months ended June 30, 2005 due to an increase in our net sales. Our gross profit margin decreased from 34.9% for the three months ended June 30, 2005 to 26.6% for the three months ended June 30, 2006 primarily due to the sales mix shift in selling significantly greater satellite radio products during 2006. Our security and entertainment margins remained at historical levels. We expect that the increasing proportion of satellite radio sales in our product mix will continue to lower our total gross profit margin for the balance of 2006.
     Operating expenses increased by approximately $0.3 million, or 2.5%, to $12.3 million for the three months ended June 30, 2006 compared with $12.0 million for the three months ended June 30, 2005 primarily due to $0.5 million of costs associated with the increase in our sales base and costs associated with operating as a public company, somewhat offset by $0.2 million related to the elimination of management fees paid to a related party.
     As previously disclosed, we are involved in certain litigation, as more fully described in “Item 1. Legal Proceedings.”, alleging patent infringement. While we do not expect this litigation to materially impact our business, as we are vigorously defending the case, we expect to incur legal fees of approximately $1.0 million, net of related tax effects, during the remainder of 2006.
     As a result, income from operations increased approximately $0.9 million, or 12.2%, to $8.3 million for the three months ended June 30, 2006 compared with $7.4 million for the three months ended June, 2005.
Interest Expense
     Net interest expense decreased approximately $1.8 million, or 35.3%, to $3.3 million for the three months ended June 30, 2006 compared with $5.1 million for the three months ended June 30, 2005 primarily due to our payoff of $74.0 million of subordinated debt which was repaid with proceeds from our initial public offering. In February 2006, we amended our senior credit facility, which resulted in a 1% decrease in our interest rates.

Provision for Income Taxes
     Our effective tax rate decreased from 51.1% for the three months ended June 30, 2005 to 39.0% for the three months ended June 30, 2006. This difference resulted from the non-deductibility of certain costs incurred in connection with our initial public offering in 2005.
Net Income Available to Common Shareholders
     Net income available to common shareholders increased approximately $2.0 million, or 182%, to $3.1 million for the three months ended June 30, 2006 compared with $1.1 million for the three months ended June 30, 2005. Net income per share increased 100% to $0.12 (basic and diluted) for the three months ended June 30, 2006 compared with $0.06 (basic and diluted) for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Net Sales
     Our net sales increased approximately $44.3 million, or 41.1%, to $152.0 million for the six months ended June 30, 2006 compared with $107.7 million for the six months ended June 30, 2005. The increase was primarily due to increased satellite radio product sales resulting from a rise in SIRIUS subscriber growth and our increase in market share of SIRIUS retail aftermarket sales. Security and entertainment product sales declined primarily due to lower remote start product sales as a result of the unseasonably warm weather conditions experienced by the midwestern and eastern states in the first quarter of 2006 in addition to a decline in our mobile video products due to industry-wide softness in this category.
Gross Profit and Income from Operations
     Our gross profit increased by approximately $5.4 million, or 14.2%, to $43.4 million for the six months ended June 30, 2006 compared with $38.0 million for the six months ended June 30, 2005 due to an increase in our net sales. Our gross profit margin decreased from 35.3% for the six months ended June 30, 2005 to 28.6% for the six months ended June 30, 2006 primarily due to the sales mix shift in selling significantly greater satellite radio products during 2006. Our security and entertainment margins remained at historical levels.
     Operating expenses increased by approximately $2.8 million, or 12.1%, to $26.0 million for the six months ended June 30, 2006 compared with $23.2 million for the six months ended June 30, 2005 primarily due to costs associated with the increase in our sales base and costs associated with operating as a public company.
     As a result, income from operations increased approximately $2.6 million, or 17.6%, to $17.4 million for the six months ended June 30, 2006 compared with $14.8 million for the six months ended June 30, 2005.
Interest Expense
     Net interest expense decreased approximately $3.5 million, or 34.7%, to $6.6 million for the six months ended June 30, 2006 compared with $10.1 million for the six months ended June 30, 2005 primarily due to our payoff of $74.0 million of subordinated debt which was repaid with proceeds from our initial public offering. In February 2006, we amended our senior credit facility, which resulted in a 1% decrease in our interest rates.
Provision for Income Taxes
     Our effective tax rate decreased from 45.8% for the six months ended June 30, 2005 to 35.0% for the six months ended June 30, 2006. This reduction resulted from a discrete income tax benefit of $0.4 million related to the revaluation of deferred tax assets and liabilities during the first quarter of 2006, as well as the non-deductibility of certain costs incurred in connection with our initial public offering in 2005.
Net Income Available to Common Shareholders
     Net income available to common shareholders increased approximately $4.6 million, or 184.0%, to $7.1 million for the six months ended June 30, 2006 compared with $2.5 million for the six months ended June 30, 2005. Net income per share increased 93% to $0.27 (basic and diluted) for the six months ended June 30, 2006 compared with $0.14 (basic and diluted) for the six months ended June 30, 2005.
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
     Net cash provided by operating activities was approximately $14.4 million for the six months ended June 30, 2006, compared to net cash used in operating activities of $6.6 million during the comparable prior year period. This results in an overall improvement of $21.0 million in cash provided by operating activities in the current year period. The primary reason for this improvement is working capital investments in the prior year, particularly accounts receivable to fund our satellite radio growth, which have been collected in the current year. As a result, the difference between our first half 2006 operating cash flow and our $7.1 million of net income was primarily attributable to a $54.0 million reduction in our accounts receivable as we collected amounts due from the holiday selling season, partially offset by a $20.2 million reduction in payables, a $15.8 million reduction in accrued liabilities, and a $14.5 million increase in our inventories due to maintaining higher inventory balances to meet our growing sales needs.
     Net cash used in investing activities was approximately $4.9 million for the six months ended June 30, 2006 compared with $1.4 million for the six months ended June 30, 2005. The increase occurred primarily due to our acquisition of a remote start business in May 2006 and due to purchases of property and equipment in the ordinary course of business.
     Net cash used in financing activities was approximately $6.0 million for the six months ended June 30, 2006 compared with net cash provided by financing activities of approximately $8.1 million for the six months ended June 30, 2005. The decrease occurred primarily due to paying down outstanding principal balances on our revolving loan during the six months ended June 30, 2006.
     Cash and cash equivalents were $15.6 million as of June 30, 2006 compared with $12.2 million as of December 31, 2005.
     We used the net proceeds of our initial public offering to prepay all of our outstanding subordinated notes, which is expected to result in a reduction of annual interest expense of approximately $8.9 million.
     Our principal sources of liquidity are cash from operations and funds available for borrowing under our senior credit facility. Our senior credit facility provides for aggregate borrowings of up to $221.0 million and consists of a $50.0 million revolving credit facility due June 2009 and a $171.0 million term loan due June 2010, with significant quarterly payments beginning in September 2009. As of June 30, 2006, the current balance on the term loan was $165.8 million. Borrowings under the revolving credit facility are used to finance working capital, capital expenditures, acquisitions, certain expenses associated with the bank credit facilities, and letter of credit needs. As of June 30, 2006, we had no amounts drawn on our revolving credit facility. We plan to continue to utilize our revolving credit facility, including higher outstanding balances than we have historically experienced, to fund working capital requirements and capital expenditure needs.
     Capital expenditures are expected to be approximately $2.5 million in 2006. We believe, based on our current revenue levels, that our existing and future cash flows from operations, together with borrowings available under our revolving credit facility, will be sufficient to fund our working capital needs, capital expenditures, and to make interest and principal payments as they become due under the terms of our senior credit facility for the foreseeable future. We have minimal required principal payments until September 2009. We expect to refinance or extend our senior credit facility before that time, but we may not be able to obtain such refinancing on acceptable terms or at all.
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

     In addition to those described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005, we believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements as of and for the three and six month periods ended June 30, 2006.
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
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our exposure to interest rate risk is primarily the result of borrowings under our existing senior credit facility. At June 30, 2006, $165.8 million was outstanding under our senior credit facility. Borrowings under our senior credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are affected by changes in market interest rates on these borrowings. A 1% increase in the interest rate would result in additional annual interest expense of $1.7 million on our senior credit facility, assuming no revolving credit borrowings.
     We will continue to monitor changing economic conditions. Based on current circumstances, we do not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.
Foreign Currency Exchange Risk
     Our revenues and purchases are predominantly in U.S. Dollars. However, we collect a portion of our revenue in non-U.S. currencies, such as British Pounds Sterling and Canadian dollars. In the future, and especially as we expand our sales in international markets, our customers may increasingly make payments in non-U.S. currencies. In addition, we account for a portion of our costs in our U.K. and Canada offices, such as payroll, rent, and indirect operating costs, in British Pounds Sterling and Canadian dollars, respectively. Fluctuations in foreign currency exchange rates could affect our sales, cost of sales, and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and could cause losses to our contract manufacturers. Although we plan to expand internationally, we do not expect to be materially affected by foreign currency exchange rate fluctuations in the near future, as the transactions denominated in non-U.S. currencies are not material to our consolidated financial statements. Therefore, we do not currently use derivative financial instruments as hedges against foreign currency fluctuations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     For the second quarter of 2006, our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006, and concluded that as of such date, our disclosure controls and procedures were not effective.

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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the steps taken by us to remediate the material weaknesses that were first disclosed by us in our 2005 Form 10-K relating to improvement of our resources in our accounting and financial reporting functions and our ability to appropriately analyze certain accounts.
     In addition to the remediation steps described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005, we have taken the following remediation steps during the three-month period ended June 30, 2006 to improve our resources in our accounting and financial reporting functions and our ability to appropriately analyze certain accounts:
•	We have added a controller, a financial reporting manager, and various staff level positions within our accounting department. Although we intend to further our efforts, the addition of these individuals has increased the number and skills of our personnel in order to increase our depth of experience in generally accepted accounting principles and guidelines required by the SEC.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     As previously disclosed, on March 31, 2004, Omega Patents, L.L.C., or Omega, filed a claim in the United States District Court for the Middle District of Florida, Omega Patents, L.L.C. vs. Fortin Auto Radio, Inc., alleging breach of a license agreement. On November 11, 2005, Omega amended its complaint to add us as a defendant in the suit, alleging patent infringement. Specifically, Omega alleges that certain of our products infringe certain Omega patents. Omega is seeking both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. On January 17, 2006, we moved to dismiss the case or transfer it to the United States District Court for the Southern District of California. On April 27, 2006, our motion to dismiss was denied by the court. Accordingly, on May 25, 2006, we filed an answer to the plaintiff’s amended complaint and have entered the discovery stages of the litigation. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations, intend to vigorously defend the case, and do not expect this litigation to materially impact our business, results of operations, or financial condition. However, there can be no assurance that we will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on our results of operations.
     From time to time, we are involved in other litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders.
     At our 2005 annual meeting of shareholders held on June 9, 2006, the shareholders were asked to vote on two matters and the results were as follows:
Election of Directors

	For	Withheld
Jon E. Elias	18,551,831	1,901,804
Darrell E. Issa	18,860,790	1,592,845
Kevin B. McColgan	19,936,499	517,136
     Other directors whose terms of office continued after the meeting are: James E. Minarik, Victor J. Orler, Earl W. Powell, Andrew D. Robertson, S. James Spierer, Troy D. Templeton, and Edmond S. Thomas.
Ratification of Independent Registered Public Accounting Firm
Ratification of PricewaterhouseCoopers LLP, as independent registered public accounting firm:

Votes
For:	20,237,100
Against:	58,295
Abstentions:	58,239
Item 6. Exhibits.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006	DIRECTED ELECTRONICS, INC.
(Registrant)

	By: Name:	/s/ James E. Minarik James E. Minarik
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By: Name:	/s/ John D. Morberg John D. Morberg
	Title:	Vice President — Finance, Chief Financial Officer, and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer