Form 10-Q
period 2006-09-30
Directed Electronics, Inc.
filed 2006-11-14
CIK 1323630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
     As of November 13, 2006, there were outstanding 25,072,761 shares of the registrant’s common stock, par value $.01 per share.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECTED ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except par value)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$16,319	$12,167
Accounts receivable, net of allowance of $2,086 and $1,802 at September 30, 2006 and December 31, 2005, respectively	70,492	100,140
Inventories	95,231	43,324
Prepaid expenses and other assets	12,158	8,578
Deferred tax assets	11,487	8,019

Total current assets	205,687	172,228

Property and equipment, net	6,794	4,649
Intangible assets, net	179,751	90,246
Goodwill	177,702	97,807
Other assets	7,874	5,690

Total assets	$577,808	$370,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$69,439	$54,520
Accrued liabilities	22,215	26,023
Current portion of senior notes payable	3,068	1,699
Taxes payable	1,667	5,014

Total current liabilities	96,389	87,256

Revolving loan	—	5,200
Senior notes, less current portion	302,926	164,911
Deferred tax liabilities	62,779	12,690
Other liabilities	1,276	1,040

Total liabilities	463,370	271,097

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000; issued and outstanding shares — 25,051 and 24,769 at September 30, 2006 and December 31, 2005, respectively	251	248
Paid-in capital	115,261	111,110
Notes receivable from shareholders	(30)	(126)
Deferred compensation	—	(350)
Accumulated other comprehensive income	375	306
Retained earnings (deficit)	(1,419)	(11,665)

Total shareholders’ equity	114,438	99,523

Total liabilities and shareholders’ equity	$577,808	$370,620

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net product sales	$74,498	$60,522	$224,659	$166,820
Royalty and other revenue	1,002	794	2,820	2,217

Net sales	75,500	61,316	227,479	169,037
Cost of sales	50,516	39,662	159,063	109,367

Gross profit	24,984	21,654	68,416	59,670

Operating expenses:
Selling, general and administrative	16,211	11,966	42,201	34,838
Management fee to related party	—	185	—	539

Total operating expenses	16,211	12,151	42,201	35,377

Income from operations	8,773	9,503	26,215	24,293
Other income (expense):
Interest expense	(4,286)	(5,613)	(11,261)	(15,697)
Interest income	166	28	575	50

Income before provision for income taxes	4,653	3,918	15,529	8,646
Provision for income taxes	1,475	1,944	5,280	4,109

Net income	3,178	1,974	10,249	4,537
Net income attributable to participating securityholders	—	26	—	56

Net income available to common shareholders	$3,178	$1,948	$10,249	$4,481

Net income per common share:
Basic	$0.12	$0.10	$0.40	$0.24

Diluted	$0.12	$0.10	$0.40	$0.24

Weighted average number of common shares:
Basic	25,776	18,583	25,759	18,583

Diluted	25,780	18,583	25,761	18,583

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$10,249	$4,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,348	887
Amortization	3,141	3,033
Non-cash interest expense	1,375	1,310
Non-cash stock-based compensation	1,003	—
Deferred taxes	(432)	—
Loss on disposal or sale of property and equipment	3	—
Forgiveness of notes receivable from shareholder	—	35
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	40,724	5,567
Inventories	(33,551)	(18,914)
Prepaid expenses and other assets	(2,738)	(1,545)
Other assets	(158)	229
Accounts payable	14,919	(7,103)
Accrued liabilities	(18,168)	1,321
Taxes payable	(3,346)	(2,529)
Other liabilities	234	473

Net cash provided by (used in) operating activities	14,603	(12,699)

Investing activities
Purchases of property and equipment	(1,412)	(1,053)
Acquisitions of businesses, net of cash acquired	(143,486)	(825)

Net cash used in investing activities	(144,898)	(1,878)

Financing activities
Proceeds from revolving loan	7,800	—
Payments on revolving loan	(13,000)	—
Proceeds from senior notes	141,000	15,000
Payments on senior notes	(1,616)	—
Debt issuance costs	(3,404)	(955)
Issuance of common shares	3,500	105
Payments received on employee loan	98	—

Net cash provided by financing activities	134,378	14,150

Net effects of exchange rates on cash	69	140

Increase in cash and cash equivalents	4,152	(287)
Cash and cash equivalents at beginning of period	12,167	3,785

Cash and cash equivalents at end of period	$16,319	$3,498

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited and in thousands, except per share amounts)
1. Basis of Presentation
     Founded in 1982, Directed Electronics, Inc. (the “Company”) designs and markets branded vehicle security and convenience, home audio, mobile audio and video, and satellite radio products for sale through independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, and car dealers.
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
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, sales returns, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, warranty reserves, and contingencies. A summary of the Company’s significant accounting policies is contained in Note 2 of the Consolidated Financial Statements included in the Company’s fiscal 2005 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies subsequent to December 31, 2005, except for the adoption of Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. l23R) in January 2006.
2. Accounting for Stock-Based Compensation Expense
     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. l23R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). This statement supersedes Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. l23R is similar to the approach described in SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.
     The Company adopted SFAS No. l23R using the modified prospective method on January 1, 2006. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date of SFAS No. 123R, based on the requirements of SFAS No. l23R for all share-based payments granted after that date, and based on the requirements for SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. l23R. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited and in thousands, except per share amounts)
     In 2005, the Company adopted the 2005 Incentive Compensation Plan (the 2005 Plan). The 2005 Plan provides for the issuance of incentive stock options, stock appreciation rights, restricted stock, stock units, stock granted as a bonus or in lieu of another award, dividend equivalents or other stock-based awards or performance awards to executives, employees, officers, directors, consultants and other persons who provide services to the Company. The total number of shares which remained available for grant under the 2005 Plan was 1,626 at September 30, 2006.
     In December 2005, the Company granted restricted stock unit awards for an aggregate of 1,006 shares of common stock. The December 2005 awards generally provide for delivery of one-third of the underlying common stock on each of the first three anniversaries of their grant date, with delivery of stock on a quarterly basis to four of the Company’s executive officers. Delivery of the vested 984 underlying shares of common stock is not contingent on the Company’s continued employment of the holders of the restricted stock units.
     In September 2006, the Company granted restricted stock unit awards for an aggregate of 44 shares of common stock. The September 2006 awards generally provide for delivery of one-fourth of the underlying common stock on each of the first four anniversaries of their grant date. In addition, in September 2006, the Company entered into an agreement whereby a variable number of restricted stock unit awards may be granted in three separate tranches during a three-year period based upon the awardees’ achievement of certain performance criteria in each and every year. If granted, each tranche vests over a period not in excess of three years.
     Stock options issued under the 2005 Plan are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the fair market value of the Company’s stock on the date immediately preceding the date of the option grant. As of September 30, 2006, there were options for an aggregate of 75 shares outstanding under the 2005 Plan. No options have been exercised or forfeited during 2006. The outstanding options have a weighted-average exercise price of $15.05, have a weighted-average remaining contractual term of 9.37 years, and had an aggregate intrinsic value of $49 at September 30, 2006. None of the outstanding options were exercisable at September 30, 2006.
     SFAS No. 123R requires that stock-based compensation expense be reported on the same line on the Statement of Operations as the related cash wages. Under SFAS No. 123R, the Company has reported aggregate stock-based compensation expense of $89 and $236 as a component of selling, general and administrative expense in the Statement of Operations for the three and nine months ended September 30, 2006, respectively. Compensation expense related to awards outstanding during the nine months ended September 30, 2005 was not significant.
     As of September 30, 2006, there was approximately $1,495 of total unrecognized compensation cost related to unvested share-based awards granted. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.77 years.
     To estimate the fair value of options granted for the nine months ended September 30, 2006, the Company assumed a 0.0% dividend yield, a 53.0% expected volatility, a risk-free interest rate range of 4.95% to 4.98%, and an 8 year expected life of the option term.
3. Net Income Per Common Share
     Basic net income per common share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period, without consideration of potential common stock. Vested restricted stock units have been treated as outstanding shares of common stock for purposes of basic and diluted earnings per share. Unvested restricted stock units, that are not subject to performance conditions, are included in diluted EPS using the treasury stock method. Unvested restricted stock units that are subject to performance conditions are included in diluted EPS using the treasury stock method when it is probable that the performance conditions will be achieved.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited and in thousands, except per share amounts)
     The following represents the reconciliation from basic shares to fully diluted shares for the respective periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income available to common shareholders	$3,178	$1,948	$10,249	$4,481
Weighted average common shares outstanding — basic	25,776	18,583	25,759	18,583

Net income per common share — basic	$0.12	$0.10	$0.40	$0.24

Weighted average common shares outstanding — basic	25,776	18,583	25,759	18,583
Plus dilutive stock options	4	—	2	—
Weighted average common shares outstanding — diluted	25,780	18,583	25,761	18,583

Net income per common share — diluted	$0.12	$0.10	$0.40	$0.24

     The Company has excluded options for an aggregate of 50 shares from the calculation of diluted net income per common share as all such options are antidilutive, because their respective exercise prices exceeded the average market price of the Company’s stock during the three and nine months ended September 30, 2006.
4. Other Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income and its components. Comprehensive income includes net income and foreign currency translation adjustments. For the three months ended September 30, 2006 and 2005, comprehensive income was $3,273 and $1,974 and included a $95 and $0 foreign currency translation adjustment gain, respectively. For the nine months ended September 30, 2006 and 2005, comprehensive income was $10,318 and $4,677 and included a $69 and $140 foreign currency translation gain, respectively.
5. Income Taxes
     The Company determines an estimated annual effective income tax rate and this rate is updated at the end of each interim period. This rate is used to calculate the provision for income taxes on income from normal, recurring operations on a year-to-date basis. The tax effect of certain significant, unusual or extraordinary items is not taken into account in calculating the estimated annual effective income tax rate, but is taken into account entirely in the interim period when such items occur.
     The Company’s effective income tax rate was 31.7% and 34.0% for the three and nine months ended September 30, 2006. The difference between the Company’s effective income tax rate of 34.0% for the nine months ended September 30, 2006 and the expected annual income tax rate of 38.4% results primarily from discrete income tax benefits recorded for the three months ended March 31, 2006 and September 30, 2006 of $432 and $232, respectively, related to the revaluation of state tax deferred balances. These revaluations reflect the changing apportionment of the Company’s income to various state jurisdictions and represents the realizable value of the related state deferred tax assets and liabilities.
6. Acquisitions
     During the second quarter of 2006, the Company acquired substantially all of the assets of a designer and marketer of vehicle remote start products, for $3,956 in cash, including $128 in acquisition related costs. The acquired assets consisted principally of property and equipment, inventory, trademarks, patents, customer relationships, covenants not to compete, and goodwill.
     On August 31, 2006, the Company acquired substantially all of the assets and liabilities of an exclusive distributor of the Company’s products, for $1,708 in cash, including $19 in acquisition related costs. The acquired assets consisted principally of property and equipment, trade receivables, inventory, trademarks, customer relationships, covenants not to compete, goodwill, trade payables, and accrued expenses.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited and in thousands, except per share amounts)
     On September 22, 2006, the Company completed its acquisition of 100% of the outstanding capital stock of Polk Holding Corp. (“Polk”), a leading provider of high performance home and mobile audio equipment, for $135,400 plus acquisition related costs of $2,700. The assets and liabilities acquired in the acquisition of Polk consisted principally of trade receivables, inventory, property and equipment, trade payables, and accrued expenses. The Company acquired Polk to expand its home and mobile audio product offering. The acquisition was funded through an increase in the Company’s senior notes of $141,000.
     The acquisition was accounted for under the purchase method of accounting whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their estimated fair values at the date of acquisition. The allocation of the purchase price is preliminary as management is in the process of assessing the fair value of these assets, including the valuation of intangible assets. Management expects to finalize the allocation during the fourth quarter of the current fiscal year.
     As a result of the acquisition, Polk became a wholly owned subsidiary of the Company and, therefore, is included in the results of operations for the period since the acquisition date to September 30, 2006.
     The following summary presents unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 as if the acquisitions had occurred at the beginning of the periods presented and includes adjustments that were directly attributable to the transaction and were expected to have a continuing impact on the Company. The Company incurred non-recurring professional service fees, a non-recurring bonus paid in connection with the acquisition, and a one-time charge to interest expense for the write-off of debt issuance costs, all of which were directly attributable to the transactions, in the aggregate amount of $2,400 for the three and nine months ended September 30, 2006, which are included in the pro forma consolidated results of operations below. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of that date, or of results which may occur in the future.

	Three Months Ended		Nine Months Ended
Pro Forma Information	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$96,529	$82,884	$288,526	$228,263
Operating income	8,105	11,545	33,064	28,984
Net income	1,046	1,280	9,285	1,750
Basic net income per common share	$0.04	$0.07	$0.36	$0.09
Diluted net income per common share	$0.04	$0.07	$0.36	$0.09
7. Senior Credit Facility
     On September 22, 2006, in connection with the acquisition of Polk, as more fully described in Note 6, the Company entered into an agreement amending its senior credit facility. The amended credit agreement provides for senior notes (“Senior Notes”) in an aggregate principal amount equal to $306,800, which represents a principal addition of $141,000, plus a revolving loan (“Revolving Loan”) in a maximum principal amount of $100,000, of which $50,000 is available during the year from March through September due to the seasonality of the Company’s business. The Revolving Loan will mature on September 22, 2012 and the Senior Notes will mature on September 22, 2013. Pursuant to the amended credit agreement, an incremental loan facility is available to the Company in an aggregate amount up to $75,000, provided that (i) no default or event of default shall have occurred and be continuing, and (ii) the Company remains in compliance with all covenants contained in the amended credit agreement. The proceeds of the Senior Notes were used to refinance the Company’s original credit agreement and to finance the acquisition of Polk, and to pay fees and expenses in connection therewith. The Revolving Loan and incremental loan facility may be used for working capital requirements, general corporate purposes and acquisitions permitted under the amended credit agreement. As of September 30, 2006, the current balance on the Senior Notes was $305,994, and the Company had no amounts drawn on its revolving credit facility.
     At September 30, 2006, the effective interest rate of all borrowings under the senior credit facility was 8.30%. Principal is payable in quarterly installments of $767 through June 2013 and a final installment of the total principal is due on September 22, 2013. The senior credit facility contains certain affirmative and negative covenants related to indebtedness, leverage and fixed charges coverage, and restrictions against paying cash dividends without the lenders’ consent. The Company was in compliance with all covenants at September 30, 2006.
     During the three months ended September 30, 2006, the Company incurred $3,500 of debt issuance costs, which have been reported as a component of other assets in the Balance Sheet and which will be amortized to interest expense over the term of the credit facility. In connection with the amendment of the credit facility, the Company wrote-off unamortized debt issuance costs of $341, which are reported as a component of interest expense in the Statement of Operations for the three months ended September 30, 2006.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited and in thousands, except per share amounts)
8. Related Parties
     The Company paid management fees of $0 and $185 to Trivest Partners, the Company’s majority stockholder, during the three months ended September 30, 2006 and 2005, respectively. The Company paid management fees of $539 to Trivest Partners during the nine months ended September 30, 2005 and a one-time advisory fee of $1,713 in connection with the acquisition of Polk during the nine months ended September 30, 2006.
     Under an operating lease agreement for its primary distribution facility and corporate headquarters, the Company paid a company owned by a Board member and shareholder $357 and $490 during the three months ended September 30, 2006 and 2005, respectively. Under the operating lease agreement, the Company paid $1,093 and $1,214 during the nine months ended September 30, 2006 and 2005, respectively.
     Polk, a recently acquired wholly owned subsidiary of the Company, is obligated under two operating leases for its primary distribution facility and office facility with two separate partnerships comprised of former principal stockholders of Polk, some of whom continue to be employed by the Company. As more fully described in Note 6, the subsidiary was acquired on September 22, 2006. The Company has not paid any amounts under these lease agreements from that date through September 30, 2006.
9. Commitments and Contingencies
     The Company has been named as a defendant in a lawsuit asserting patent infringement. Specifically, the plaintiff alleges that certain of the Company’s products infringe certain of the plaintiff’s patents. The plaintiff is seeking both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. Although the ultimate outcome of this matter is not currently determinable, the Company believes that it has meritorious defenses to these allegations, intends to vigorously defend the case, and does not expect the outcome of this litigation to materially impact its business, results of operations, or financial condition. However, there can be no assurance that the Company will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on the Company’s results of operations. Additionally, the Company is incurring significant expenditures in defending against this lawsuit. The Company incurred legal fees of approximately $1,576 in defending the case during the three months ended September 30, 2006.
     The Company has been named as a defendant in a lawsuit alleging restraint of trade, monopolization, tortious interference with contracts, anticompetitive practices and unfair competition. The plaintiff is seeking unspecified damages, including punitive damages, as well as attorneys’ fees, and costs. Although the ultimate outcome of this matter is not currently determinable, the Company believes that it has meritorious defenses to these allegations, intends to vigorously defend the case, and does not expect this litigation to materially impact its business, results of operations, or financial condition. However, there can be no assurance that the Company will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on the Company’s results of operations.
     From time to time, we are involved in other litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions, Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and elsewhere in this report.
Overview
     We hold the number one market share positions in premium home theater loudspeakers, consumer branded vehicle security systems, and aftermarket satellite radio receivers based upon sales. We are also a major supplier of mobile audio and video with a portfolio of well-known brands including Polk Audio, Viper, Definitive Technology, Python, Orion, Precision Power, and Astroflex. Our strong brand and product portfolio, extensive and highly diversified distribution network, and “asset light” business model have fueled the revenue growth and profitability of our company. We sell our products through numerous channels, including independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, and car dealers. We also sell our products internationally, primarily through independent distributors.
     We have grown our business both organically and through acquisitions. Our expansion has resulted in diversifying our product offerings, distribution channels, and base of contract manufacturers. We expanded our business by entering into an arrangement with SIRIUS Satellite Radio in 2004 to sell and market SIRIUS-branded satellite radio products, thus increasing our penetration of national electronics retailers and further diversifying our product mix. We also acquired Definitive Technology, LLP in 2004, which significantly increased our home audio product sales. During 2006, we have expanded our security and entertainment product sales through our acquisitions of Astroflex, Inc., M&P Directed Electronics, Inc., and Polk Holding Corp (“Polk”).
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
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Cost of sales	66.9%	64.7%	69.9%	64.7%

Gross profit	33.1%	35.3%	30.1%	35.3%
Total operating expenses	21.5%	19.8%	18.6%	20.9%

Income from operations	11.6%	15.5%	11.5%	14.4%
Interest expense, net	5.5%	9.1%	4.7%	9.3%

Income before provision for income taxes	6.1%	6.4%	6.8%	5.1%
Provision for income taxes	2.0%	3.2%	2.3%	2.4%

Net income	4.1%	3.2%	4.5%	2.7%

     The net sales that we report represent gross product sales to customers less rebates and payment discounts, plus royalty and other revenue. We do not allocate these rebate or payment discounts to specific product categories. As a result, in the discussion below we discuss gross sales by product category. The following table sets forth our gross and net sales information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Gross security and entertainment sales	$48,592	$46,484	$125,794	$128,146
Gross satellite radio sales	28,565	16,233	106,095	45,006
Rebate/payment discount	(2,659)	(2,195)	(7,230)	(6,332)

Net product sales	74,498	60,522	224,659	166,820
Royalty and other revenues	1,002	794	2,820	2,217

Net sales	$75,500	$61,316	$227,479	$169,037

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Net Sales
     Our net sales increased approximately $14.2 million, or 23.2%, to $75.5 million for the three months ended September 30, 2006 compared with $61.3 million for the three months ended September 30, 2005. The increase was primarily due to a 76% increase in satellite radio product sales resulting from an increase in SIRIUS subscribers and our increase in market share of SIRIUS retail aftermarket sales. Security and entertainment product sales increased 5% primarily due to our acquisition of Polk, our strong growth of home audio product sales to our retail customers, including Best Buy’s Magnolia stores. This increase was partially offset by lower than expected sales in our security products and a decline in our mobile video products due to industry-wide softness in this category. We expect to continue positive sales growth in our security and entertainment products during the fourth quarter of 2006 due to the launch of new products and product sales from our acquisitions.
     As previously disclosed during the second quarter of 2006, we received a letter from the Federal Communications Commission stating that its Office of Engineering and Technology Laboratory had tested the SIRIUS ST2 and SIRIUS S50-C radios that we distribute, and had determined that the transmitters were not in compliance with either the applicable operating frequency range or the applicable emission limits. The letter sought information from us regarding the certification, manufacturing, importation, and other matters relating to these radios. SIRIUS subsequently reported that it had determined that certain of its radios with FM transmitters were not compliant with FCC rules, and that SIRIUS had taken a series of actions to evaluate, mitigate and correct the problem. During the third quarter of 2006, we received notification that the FCC approved the modifications made to the SIRIUS ST2 and S50-C radios and has determined that the radios are now in compliance with applicable operating frequency range and emission limits. As such, shipments of these radios has since resumed.
Gross Profit and Income from Operations
     Our gross profit increased by approximately $3.3 million, or 15.2%, to $25.0 million for the three months ended September 30, 2006 compared with $21.7 million for the three months ended September 30, 2005 due to an increase in our net sales. Our gross profit margin decreased from 35.3% for the three months ended September 30, 2005 to 33.1% for the three months ended September 30, 2006 primarily due to the sales mix shift in selling significantly greater satellite radio products during 2006. Our security and entertainment margins remained consistent with prior periods. We expect that the increasing proportion of satellite radio sales in our product mix will continue to lower our total gross profit margin for the balance of 2006.
     Operating expenses increased by approximately $4.0 million, or 32.8%, to $16.2 million for the three months ended September 30, 2006 compared with $12.2 million for the three months ended September 30, 2005 primarily due to $2.6 million of costs associated with the increase in our sales base and costs associated with operating as a public company and $1.6 million of legal fees in defending against patent litigation, offset by $0.2 million related to the elimination of management fees paid to a related party.
     As previously disclosed, and as more fully described in “Item 1. Legal Proceedings” below, we are involved in certain litigation alleging patent infringement and restraint of trade, monopolization, tortious interference with contracts, anticompetitive practices and unfair competition. We do not expect the outcome of this litigation to materially impact our business as we are vigorously defending the cases. We expect to incur legal fees of approximately $0.4 million during the remainder of 2006.
     As a result, income from operations decreased approximately $0.7 million, or 7.4%, to $8.8 million for the three months ended September 30, 2006 compared with $9.5 million for the three months ended September 30, 2005.
Interest Expense
     Net interest expense decreased approximately $1.5 million, or 26.8%, to $4.1 million for the three months ended September 30, 2006 compared with $5.6 million for the three months ended September 30, 2005 primarily due to our payoff of $74.0 million of subordinated debt which was repaid with proceeds from our initial public offering. In February 2006, we amended our senior credit facility, which resulted in a 1% decrease in our interest rates. As more fully described in “Liquidity and Capital Resources” below, in connection with our acquisition of Polk in September 2006, we amended our senior credit facility, which resulted in a 25 basis point increase in our interest rates. As a result of the amendment, we wrote-off unamortized debt issuance costs of $0.3 million during the three months ended September 30, 2006.
Provision for Income Taxes
     Our effective tax rate decreased from 49.6% for the three months ended September 30, 2005 to 31.7% for the three months ended September 30, 2006. In addition to the non-deductibility of certain costs incurred in connection with our initial public offering in 2005, this difference resulted from a discrete income tax benefit recorded for the three months ended September 30, 2006 of $0.2 million related to the revaluation of state tax deferred balances. This revaluation reflects the changing apportionment of the Company’s income to various state jurisdictions and represents the realizable value of the related state deferred tax assets and liabilities.
Net Income Available to Common Shareholders
     Net income available to common shareholders increased by approximately $1.3 million, or 68.4%, to $3.2 million for the three months ended September 30, 2006 compared with $1.9 million for the three months ended September 30, 2005. Net income per share increased 20% to $0.12 (basic and diluted) for the three months ended September 30, 2006 compared with $0.10 (basic and diluted) for the three months ended September 30, 2005.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Net Sales
     Our net sales increased approximately $58.5 million, or 34.6%, to $227.5 million for the nine months ended September 30, 2006 compared with $169.0 million for the nine months ended September 30, 2005. The increase was primarily due to increased satellite radio product sales resulting from an increase in SIRIUS subscriber growth and our increase in market share of SIRIUS retail aftermarket sales. Security and entertainment product sales declined primarily due to lower remote start product sales as a result of the unseasonably warm weather conditions experienced by the midwestern and eastern states in the first quarter of 2006 in addition to a decline in our mobile video products due to industry-wide softness in this category.
Gross Profit and Income from Operations
     Our gross profit increased by approximately $8.7 million, or 14.6%, to $68.4 million for the nine months ended September 30, 2006 compared with $59.7 million for the nine months ended September 30, 2005 due to an increase in our net sales. Our gross profit margin decreased from 35.3% for the nine months ended September 30, 2005 to 30.1% for the nine months ended September 30, 2006 primarily due to the sales mix shift in selling significantly greater satellite radio products during 2006. Our security and entertainment margins remained consistent with prior periods.
     Operating expenses increased by approximately $6.8 million, or 19.2%, to $42.2 million for the nine months ended September 30, 2006 compared with $35.4 million for the nine months ended September 30, 2005 primarily due to costs associated with the increase in our sales base and costs associated with operating as a public company in addition to legal fees in defending against patent litigation.
     As a result, income from operations increased approximately $1.9 million, or 7.8%, to $26.2 million for the nine months ended September 30, 2006 compared with $24.3 million for the nine months ended September 30, 2005.

Interest Expense
     Net interest expense decreased approximately $4.9 million, or 31.4%, to $10.7 million for the nine months ended September 30, 2006 compared with $15.6 million for the nine months ended September 30, 2005 primarily due to our payoff of $74.0 million of subordinated debt which was repaid with proceeds from our initial public offering. In February 2006, we amended our senior credit facility, which resulted in a 1% decrease in our interest rates. As more fully described in “Liquidity and Capital Resources” below, in connection with our acquisition of Polk in September 2006, we amended our senior credit facility, which resulted in a 25 basis point increase in our interest rates. As a result of the amendment, we wrote-off unamortized debt issuance costs of $0.3 million during the nine months ended September 30, 2006.
Provision for Income Taxes
     Our effective tax rate decreased from 47.5% for the nine months ended September 30, 2005 to 34.0% for the nine months ended September 30, 2006. In addition to the non-deductibility of certain costs incurred in connection with our initial public offering in 2005, this difference resulted from discrete income tax benefits recorded for the three months ended March 31, 2006 and September 30, 2006 of $0.4 million and $0.2 million, respectively, related to the revaluation of state tax deferred balances. These revaluations reflect the changing apportionment of the Company’s income to various state jurisdictions and represents the realizable value of the related state deferred tax assets and liabilities.
Net Income Available to Common Shareholders
     Net income available to common shareholders increased approximately $5.7 million, or 126.7%, to $10.2 million for the nine months ended September 30, 2006 compared with $4.5 million for the nine months ended September 30, 2005. Net income per share increased 66.7% to $0.40 (basic and diluted) for the nine months ended September 30, 2006 compared with $0.24 (basic and diluted) for the nine months ended September 30, 2005.
Liquidity and Capital Resources
     Our principal uses of cash are for operating expenses, working capital, servicing long-term debt, capital expenditures, acquisitions, and payment of income taxes. Due to our business model, our capital expenditures are generally low. In addition, our working capital needs have also generally been low due to our outsourced manufacturing model and C.O.D./credit card payment policies in place with our independent retailers. This profile has changed with our introduction of satellite radio products and our acquisition of Definitive Technology, which have caused a significant increase in the proportion of our sales to national and regional customers on commercial payment terms, increasing our accounts receivable and inventories. In addition, as a result of seasonal demand, we expect that our receivables and payables will typically peak near year-end due to high fourth quarter volume and will typically be reduced in the first quarter of the year. Historically, we have financed these requirements from internally generated cash flow and borrowings from our credit facility.
     Net cash provided by operating activities was approximately $14.6 million for the nine months ended September 30, 2006, compared to net cash used in operating activities of $12.7 million during the comparable prior year period. This results in an overall improvement of $27.3 million in cash provided by operating activities in the current year period. The primary reason for this improvement is current year acquisitions in combination with working capital investments in the prior year, particularly accounts receivable to fund our satellite radio growth, which have been collected in the current year. As a result, the difference between our year-to-date 2006 operating cash flow and our $10.2 million of net income was primarily attributable to a $40.7 million reduction in our accounts receivable as we collected amounts due from the holiday selling season and a $14.9 million increase in payables, partially offset by an $18.2 million reduction in accrued liabilities and a $33.6 million increase in our inventories due to maintaining higher inventory balances to meet our growing sales needs.
     Net cash used in investing activities was approximately $144.9 million for the nine months ended September 30, 2006 compared with $1.9 million for the nine months ended September 30, 2005. The increase occurred primarily due to cash paid for current year acquisitions and due to purchases of property and equipment in the ordinary course of business.
     Net cash provided by financing activities was approximately $134.4 million for the nine months ended September 30, 2006 compared with $14.2 million for the nine months ended September 30, 2005. The increase occurred primarily due to proceeds from our credit facility and from the issuance of common stock, partially offset by payments toward outstanding principal balances on our credit facility and the incurrence of debt issuance costs during the nine months ended September 30, 2006.
     Cash and cash equivalents were $16.3 million as of September 30, 2006 compared with $12.2 million as of December 31, 2005.

     We used the net proceeds of our initial public offering to prepay all of our outstanding subordinated notes, which was previously expected to result in a reduction of annual interest expense of approximately $8.9 million during 2006. However, in connection with the amendment of our senior credit facility, as more fully described below, we expect an increase of annual interest expense of approximately $12.0 million during 2007.
     Our principal sources of liquidity are cash from operations and funds available for borrowing under our senior credit facility. In connection with the acquisition of Polk, as more fully described in Note 6, on September 22, 2006, we entered into an agreement amending our senior credit facility. We entered into the amendment to increase our term loan by $141.0 million. The amendment resulted in a 25 basis point increase to our interest rate to LIBOR plus 2.50%. The amended credit agreement provides for senior notes (“Senior Notes”) in an aggregate principal amount equal to $306.8 million plus a revolving loan (“Revolving Loan”) in a maximum principal amount of $100.0 million, of which $50.0 million is available during the year from March through September due to the seasonality of our business. The Revolving Loan will mature on September 22, 2012 and the Senior Notes will mature on September 22, 2013. Pursuant to the amended credit agreement, an incremental loan facility is available to us in an aggregate amount up to $75.0 million, provided that (i) no default or event of default shall have occurred and be continuing, and (ii) we are in compliance with all covenants contained in the amended credit agreement. The proceeds of the Senior Notes were used to refinance our original credit agreement and to finance the acquisition of Polk, and to pay fees and expenses in connection therewith. The senior credit facility contains certain affirmative and negative covenants related to indebtedness, leverage and fixed charges coverage, restrictions against paying cash dividends without the lenders’ consent. Principal is payable in quarterly installments of $0.8 million through June 2013 and a final installment of the total principal due on September 22, 2013. The Revolving Loan and incremental loan facility may be used for working capital requirements, general corporate purposes and acquisitions permitted under the amended credit agreement. As of September 30, 2006, the current balance on the Senior Notes was $306.0 million, and we had no amounts drawn on our revolving credit facility.
     Capital expenditures are expected to be approximately $1.1 million during the remainder of 2006. We believe, based on our current revenue levels, that our existing and future cash flows from operations, together with borrowings available under our revolving credit facility, will be sufficient to fund our working capital needs, capital expenditures, and to make interest and principal payments as they become due under the terms of our senior credit facility for the foreseeable future. We have minimal required principal payments until September 2013. We expect to refinance or extend our senior credit facility before that time, but we may not be able to obtain such refinancing on acceptable terms or at all.
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
     In addition to those described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005, we believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements as of and for the three and nine month periods ended September 30, 2006.
Stock-Based Compensation Expense
     We account for stock-based compensation in accordance with SFAS No. 123R. Under the provisions of SFAS No. l23R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The Black-Scholes model requires various judgmental assumptions including dividend yield, expected volatility, risk-free interest rate, and expected option life. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.
     In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This EITF Issue addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The accounting provisions of EITF 06-4 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of EITF 06-4 will have on our financial statements.
     In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 06-05 (“EITF 06-5”) “Accounting for Purchases of Life Insurance – Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin 85-4”. This EITF Issue addresses determining the amount that could be realized under a life insurance contract in accordance with Technical Bulletin 85-4. The Issue requires a policyholder to consider any additional amounts included in the contractual terms of the policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. Policyholders should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The Task Force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. The accounting provisions of EITF 06-05 will be effective for us beginning January 1, 2007. We are in the process of determining the effect, if any, the adoption of EITF 06-05 will have on our financial statements.
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”) to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is effective for fiscal years beginning after November 15, 2006. We are in the process of determining the effect, if any, that SAB 108 will have on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our exposure to interest rate risk is primarily the result of borrowings under our existing senior credit facility. At September 30, 2006, $306.0 million was outstanding under our senior credit facility. Borrowings under our senior credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are affected by changes in market interest rates on these borrowings. A 1% increase in the interest rate would result in additional annual interest expense of $3.1 million on our senior credit facility, assuming no revolving credit borrowings.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     For the third quarter of 2006, our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules l3a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006, and concluded that as of such date, our disclosure controls and procedures were not effective.
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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     As previously disclosed, on March 31, 2004, Omega Patents, L.L.C., or Omega, filed a claim in the United States District Court for the Middle District of Florida, Omega Patents, L.L.C. vs. Fortin Auto Radio, Inc., alleging breach of a license agreement. On November 11, 2005, Omega amended its complaint to add us as a defendant in the suit, alleging patent infringement. Specifically, Omega alleges that certain of our products infringe certain Omega patents. Omega is seeking both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. On January 17, 2006, we moved to dismiss the case or transfer it to the United States District Court for the Southern District of California. On April 27, 2006, our motion to dismiss was denied by the court. Accordingly, on May 25, 2006, we filed an answer to the plaintiff’s amended complaint and entered the discovery stages of the litigation. During the three months ended September 30, 2006, motions for summary judgment related to various defenses and causes were filed. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations, intend to vigorously defend the case, and do not expect the outcome of this litigation to materially impact our business, results of operations, or financial condition. However, there can be no assurance that we will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on our results of operations. Additionally, we are incurring significant expenditures in defending against this lawsuit.
     On October 5, 2006, U.S. Electronics, Inc. (“USE”) filed a claim in the United States District Court for the Southern District of New York, U.S. Electronics, Inc. vs. Directed Electronics, Inc. The claim alleges restraint of trade, monopolization, tortious interference with contracts, anticompetitive practices and unfair competition. More specifically, USE alleges that we have entered into contracts, induced others or conspired with third parties to restrict USE from the satellite radio market. USE further alleges that we have interfered with their relationships with certain of their retail customers. USE is seeking unspecified damages, including punitive damages, as well as attorneys’ fees, and costs. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations, intend to vigorously defend the case, and do not expect this litigation to materially impact our business, results of operations, or financial condition. However, there can be no assurance that we will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on our results of operations.
     From time to time, we are involved in other litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.
Item 6. Exhibits.

31.1	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Executive Officer

31.2	Rule 13a-l4(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	DIRECTED ELECTRONICS, INC.
(Registrant)

	By:	/s/ James E. Minarik

	Name:	James E. Minarik
	Title:	President and Chief Executive Officer

	By:	/s/ John D. Morberg

	Name:	John D. Morberg
	Title:	Vice President — Finance, Chief Financial Officer, and Treasurer

EXHIBIT INDEX

31.1	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-l4(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer