Form 10-K
period 2006-12-31
Directed Electronics, Inc.
filed 2007-03-16
CIK 1323630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission File Number 000-51664

Directed Electronics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State of Incorporation)	65-0964171 (I.R.S. Employer Identification No.)

1 Viper Way Vista, California (Address of Principal Executive Offices)	92081 (Zip Code)

(760) 598-6200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class Common Stock, par value $0.01 per share	Name of Each Exchange on Which Registered The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant (10,913,406 shares) based on the closing price of the registrant’s common stock as reported on the Nasdaq Stock Market on June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter was $143,183,887. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, of 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 14, 2007, there were outstanding 25,199,036 shares of the registrant’s common stock, par value $.01 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

DIRECTED ELECTRONICS, INC.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2006

Directed®, Viper®, Clifford®, Python®, Orion®, Precision Power®, a/d/s/®, Xtreme®, Definitive Technology®, Mythos®, ProCinema®, SuperCube®, Avital®, Valet®, Hornet®, Boa®, Automate®, No One Dares Come Close®, Responder®, DesignTech®, Polk Audio®, Astroflex®, Autostart®, Polk MOMO®, Directed Audio®, and Automate® are registered United States trademarks of Directed Electronics, Inc. or one of its wholly owned subsidiaries; and The Science of Securitytm, Direct Flextm, and Directed Videotm are unregistered trademarks of Directed Electronics, Inc. or one of its wholly owned subsidiaries. Other trademarks, service marks, and trade names appearing in this report are the property of their respective holders.

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

Introduction

We are the largest designer and marketer in North America of premium home theater loudspeakers, consumer branded vehicle security, and vehicle remote start and convenience systems, and we are the largest supplier of aftermarket satellite radio receivers, based upon sales. We are also a major aftermarket supplier of mobile audio and mobile video systems. The combination of our strong brands, extensive product portfolio, highly diversified distribution network, and “asset light” business model have fueled the revenue growth and profitability of our company. For the year ended December 31, 2006, we generated total net sales of $437.8 million, of which acquisitions accounted for $44.4 million from the respective dates of acquisition. This represents a 37.2% compound annual growth rate since 2002.

In the home audio market, we design and market award-winning Polk Audio® and Definitive Technology® premium loudspeakers. Our broad portfolio of security products, remote start, hybrid systems, GPS tracking, and navigation systems are sold under leading brands including Viper®, Clifford®, Python®, Astroflex® and Autostart®. Our mobile audio and video products include speakers, subwoofers, amplifiers, video screens and digital media players sold under our Polk Audio®, Polk MOMO®, Orion®, Precision Power®, Directed Audio®, Xtreme® Directed®, and Automate® brand names.

We sell our products through numerous channels, including independent specialty retailers, national and regional retail electronics chains, mass merchants, automotive parts retailers, car dealers, and regional distributors and internationally through a broad base of distributors. In 2006, we sold to approximately 4,300 customers, characterizing chain retailers as a single customer. We have exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to our existing U.S. retailer customer base. We also sell satellite radio products directly to SIRIUS Satellite Radio. We have built a strong presence in leading national and regional electronics retailers, including Best Buy, Circuit City, Magnolia Audio Video, Tweeter, Car Toys, and Audio Express. In 2006, we expanded our mass merchant sales to customers such as Wal-Mart, Sam’s Club, COSTCO, Sears, Target, and Staples. We also sell our vehicle security, convenience, mobile video, and satellite radio products through car dealers, mass merchants, and automotive parts retailers. Our international sales comprised approximately 7% of our 2006 net product sales, and our products are sold in 79 countries throughout the world. No single foreign country accounted for more than 4% of our net product sales in 2006.

We have a proven track record of enhancing our existing products and developing innovative new products, as evidenced by the 49 Consumer Electronics Association innovation awards we have earned. We hold an extensive portfolio of patents, primarily in vehicle security and also in audio. We license a number of these patents to leading automobile manufacturers and electronics suppliers, which provides us with an additional source of income. We outsource all of our manufacturing to third parties located primarily in Asia. We believe this manufacturing strategy supports a scalable business model, reduces our capital expenditures, and allows us to concentrate on our core competencies of brand management and product development.

We maintain our executive offices at 1 Viper Way, Vista, California 92081, and our telephone number is (760) 598-6200. Our website is located at www.directed.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website the charters of the audit, compensation, and nominations committees; our Code of Conduct, and our Code of Ethics for the Chief Executive Officer and Senior Financial Officer, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or The Nasdaq Stock Market regulations. These documents are also available in print to any shareholder requesting a copy from our corporate secretary at our principal executive offices.

Industry

We compete within the wholesale consumer electronics industry, which in 2006 was estimated to be approximately $146 billion in the United States and incorporates many product categories.

Security and Convenience.  Security products consist of vehicle alarm systems designed to deter theft of both vehicles and vehicle contents. Convenience products allow drivers to perform various functions remotely, such as starting a vehicle in order to heat or cool it prior to driving or to remotely lock or unlock the vehicle. Hybrid devices have the capability to control both security and convenience functions.

These markets continue to be characterized by technical innovation. Recent product introductions include two-way security systems, which report vehicle status to the user via an LCD screen on the remote, and GPS tracking systems, which allow for vehicle locating and tracking via the telephone or internet. Although no source collects specific data, we estimate that wholesale spending on aftermarket vehicle security and convenience products in the United States was approximately $250 million in 2006. We believe that this market is generally stable, with growth prospects based on the following:

•	Continued Focus on Security. Vehicle values are increasing and drivers are installing a greater amount of aftermarket accessories in their vehicles. According to the Specialty Equipment Market Association, over the last decade annual retail spending on aftermarket car parts and accessories has nearly doubled to $34.3 billion a year. We believe this has increased demand for security products needed to help protect vehicles and their valuable contents. According to the 2005 FBI Uniform Crime Report:

•	In 2005, content theft from vehicles amounted to approximately $1.1 billion in the United States. Aftermarket security systems address this type of theft with sophisticated sensor technologies designed to detect various types of vehicle intrusion.

•	In 2005, an estimated 1.2 million vehicles were stolen in the United States, amounting to an estimated $7.6 billion in value.

•	Increased Product Functions and Features. The vehicle security aftermarket increasingly features sophisticated products that incorporate a variety of security, convenience, and other advanced features. Examples of these features include two-way capabilities, which provide information back to the user such as confirmation of alarm activation or that the vehicle was started with a remote control; GPS applications, which allow for stolen vehicle recovery and monitoring a vehicle’s location; and remote operation of windows, sunroofs, and audio systems.

•	Low OEM Penetration. Vehicle manufacturers have historically focused primarily on basic security and convenience such as anti-theft “kill” switches and keyless entry devices, while aftermarket participants generally offer more complex products and feature rich systems. We estimate that OEMs have factory installation rates of only approximately 10% with sensor alarms, no installation of two-way capabilities, and limited availability of remote start features. We believe the automobile industry’s cost-driven manufacturing environment and emphasis on standardization are not conducive to increased OEM adoption of sophisticated aftermarket features. However, if OEMs decide to offer features such as remote start on their new vehicles more broadly, we believe the aftermarket industry could be positively influenced by the attendant advertising and increase in product awareness.

•	Broadening Distribution Channels. Vehicle security and convenience products have migrated from primarily a specialty, niche item sold mainly by local mobile electronics specialists to a customary product category for a diverse set of retailers, including national and regional electronics chains, mass merchants, national automotive parts retailers, and international retailers.

Home Audio.  We participate in the premium home loudspeaker market, which represented approximately $578 million of an estimated $1.3 billion separate home audio components wholesale market in 2006. There are a number of well entrenched competitors in this market. Driven by increased consumer demand for home theater experience in existing homes and the increase of home theater as an option in new home construction, growth in this market continues despite a slower housing market. We believe several technologies and industry developments will continue to drive the growth of the home audio market, including:

•	Home Theater. The emergence of home theater — the integration of audio and video systems to recreate the movie theater experience — has been an important driver of home speaker sales in recent years. Advances such as Dolby Digital technology 5.1 Audio and advanced digital media have led to important changes in the home speaker category, most notably the use of surround sound technology. These developments in home entertainment are driving growth in premium speaker sales, as many consumers upgrade their home loudspeaker systems.

•	Flat Panel Displays. Flat panel televisions have experienced extraordinary sales growth due to superior picture quality, high-definition capabilities, and the continuing decline in retail prices. Flat panel television sales grew to an estimated 14 million units in 2006, an increase of approximately 133% compared to 2005. We expect strong continued sales of flat panel televisions in 2007 as television broadcasters transition from analog to digital broadcasting. Consumer spending on flat panel televisions is driving growth in attachment sales of premium speaker systems, as many consumers upgrade their home loudspeaker systems to match the sophistication and quality of their video displays. In addition, with the continued decline in the prices of flat panel televisions, we believe consumers are more likely to allocate spending to other components such as speakers.

•	Architectural Loudspeakers. Architectural loudspeakers (in-wall/in-ceiling speakers) appeal to consumers seeking to integrate their entertainment systems into their homes. These speakers are typically used in distributed audio applications or home theater systems. The desire for appealing aesthetics, the space efficiency of in-wall and in-ceiling speakers, premium sound quality, and the increasing penetration of structured wiring have all resulted in an increasing consumer demand for architectural loudspeakers. Additionally, the low existing market penetration of architectural loudspeakers has led to increased demand in this market.

Mobile Audio.  The total U.S. mobile audio wholesale aftermarket was an estimated $2.1 billion in 2006. We participate in the portion of this market that consists of speakers, subwoofers, and amplifiers, an approximately $700 million market in 2006, which generally offers higher margins than the “head units” used to control the audio system and play CDs. More than 100 companies participate in this portion of the market.

Although the market for speakers, subwoofers, and amplifiers has fluctuated, we believe that the following developments provide prospects for stability and growth of this market:

•	Sound Quality and Format. Sound quality has increased greatly in recent years due to the development of digital transmission, storage, and playback, including satellite radio. In addition, new music formats have been developed, such as MP3. We believe the increases in both sound quality and storage should drive additional mobile audio purchases, as consumers seek to use these devises in their vehicles and desire upgraded sound quality.

•	Audio Accessories. New digital device content players like MP3 players and satellite radio receivers are generally portable. Demand for speaker docking systems for these players has created increased opportunity for boombox, executive docking stations, and other cradle or interface systems that allow consumers to use their players in multiple environments.

Mobile Video.  The U.S. mobile video and fixed navigation wholesale aftermarket generated estimated sales of $679 million in 2006. This category consists of overhead systems, stand alone and headrest-mounted monitors, in-vehicle DVD players, and in-dash and fixed navigation units. We offer all of these products other than in-dash units and fixed navigation systems. Mobile video has gained in popularity particularly due to the adoption of rear seat entertainment units, which allow passengers to watch movies and play video games, as well as from increased consumer awareness and declining retail prices.

The mobile video market experienced slower growth during 2006, but continues to benefit from the following:

•	Larger Vehicles. Minivan and sport utility vehicle owners have more room for video screens and more passengers to entertain. As a result, mobile video systems are especially prevalent in these vehicle categories.

•	Children’s Entertainment. The adoption of mobile video has been especially prevalent among families with small children. The ability to occupy and entertain children while on longer drives has led to strong demand from consumers in that demographic.

•	Gaming. The ability to connect videogame players to mobile video screens has also led to the popularity of mobile video. Videogame players enjoy the ability to play while traveling, and mobile video offers those players a superior gaming experience from what they receive with handheld units.

•	Portable Navigation. Handheld and in-vehicle GPS navigation technology provides users with location and turn by turn direction mapping information. Consumer adoption of this technology has grown rapidly. Substantial marketing efforts and increased consumer awareness have increased demand. Improved GPS receiver technology and mapping software have also enhanced consumer product experience. Recently this market has been characterized by increased unit volume sales and decreasing retail price points. Additionally, a number of new competitors have entered this market.

Satellite Radio.  Satellite radio service provides music, entertainment, and information programming on a subscription basis. There are currently two satellite radio service providers operating in the United States, SIRIUS Satellite Radio and XM Radio. In February 2007, SIRIUS and XM Radio announced a definitive agreement pursuant to which SIRIUS and XM Radio will combine their businesses. It is unclear whether the transaction will gain governmental approval and whether SIRIUS and XM Radio shareholders will approve the transaction. These companies focus on providing the programming and have partnered with hardware suppliers to sell the hardware used to receive satellite broadcasts. The target market for satellite radio includes more than 200 million registered vehicles and over 100 million households in the United States. Satellite radio has experienced dramatic subscription growth. As of December 31, 2006, SIRIUS reported more than 6.0 million subscribers and SIRIUS has recently projected that the number of its subscribers will increase to over 8.0 million by December 31, 2007.

The primary drivers of growth in the satellite radio market include the following:

•	Programming Content. Satellite radio programming consists of nearly commercial free music, talk shows, sports, and other entertainment content. In much the same way that cable television offers expanded viewing choices over traditional broadcast television, satellite radio offers greatly enhanced listening options over traditional broadcast radio. Satellite radio offers listeners a much broader selection of programming formats and even allows listeners to customize their own content.

•	Consumer Awareness. Satellite radio service is a relatively new technology, and both SIRIUS and XM Radio are rapidly adding new subscribers to their customer base. Both providers continue to aggressively market their services, focusing on listeners from large market groups like NASCAR, NBA, NFL, MLB, Oprah, and Howard Stern. Consumers also recognize the value of a national footprint for the services. This growth in subscribers is driving the attendant growth in hardware sales.

•	Availability of Attractive Receivers. Satellite radio receiver suppliers are introducing new products with greater features and more attractive styling. Receivers capable of satellite signal content storage, Wi-Fi and MP3 functions are currently available from both XM and SIRIUS.

In 2006, industry sales of plug-and-play aftermarket satellite radio hardware totaled approximately $432 million. Both satellite radio service providers continue to aggressively market their services, and have formed various alliances with automobile manufacturers and consumer electronics companies in order to continue expanding their respective subscriber base. Most radio manufacturers now offer products that either receive, or are compatible with, SIRIUS and/or XM broadcasts.

Our Competitive Strengths

We believe that the following key competitive strengths will contribute to our continued success:

Strong Market Positions

We are the largest designer and marketer in North America of premium home theater loudspeakers, consumer branded vehicle security, and vehicle remote start and convenience systems, and the largest supplier of aftermarket satellite radio receivers, based upon sales. We are also a major supplier of mobile audio and video systems and have exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to our existing U.S. retailer customer base. We have established this position over the course of two decades by focusing on quality, innovation, and customer relationships. Over time, we have leveraged our security and convenience platform to enter other complementary product categories in which we have also built strong market positions. For example, we have been successful in developing and selling our mobile video products to existing customers. Our product development capabilities and extensive retail distribution network have provided a base for us to grow into a major mobile video supplier over the past four years. We acquired Definitive Technology, LLP in 2004, which significantly increased our home audio product sales. We continued in 2006 to develop and grow our mobile audio brands such as Orion, Precision Power, and Directed Audio. Combining our existing Definitive Technology sales with sales from our 2006 acquisition of Polk Holding Corp., (“Polk”), we have gained the number one market share in North America of premium home theater loud speakers. We have achieved the leading aftermarket share in satellite radio hardware through our relationship with SIRIUS Satellite Radio to distribute SIRIUS-branded receivers. During 2006, we also expanded our security and entertainment product sales through our acquisitions of Astroflex, Inc., M&P Directed Electronics, Inc., and Autostart.

We believe our extensive portfolio of 126 patents and 178 U.S. and 227 foreign trademark registrations, and our proprietary database of approximately 6,000 vehicle wiring diagrams help protect our position in the security and convenience market. Furthermore, we believe that the customer service and technical service we provide contribute to maintaining our strong market positions. We also believe our extensive distribution network and relationships with specialty and national retailers give us an advantage over most competitors.

Broad Portfolio of Established Brands

We believe our portfolio of established brands is a significant competitive strength. We believe our core brands are well-known and desired by important retailers of consumer electronics as well as by consumers. Our Viper, Python, and Clifford brands enjoy a high-quality reputation and substantial consumer awareness. We have expanded our broad portfolio of brands to include Polk Audio, Definitive Technology, Orion, Precision Power, Directed, Automate, Astroflex, Command Start and Autostart to target specific product categories or distribution channels within our markets. In the satellite radio market, SIRIUS enjoys high brand recognition among consumers as one of only two national satellite radio content providers. We believe this diverse portfolio of brands positions us to compete effectively in the most attractive segments of our various markets.

Highly Diverse Customer Base

Our products are sold domestically and internationally through numerous channels, including independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, distributors and car dealers. We believe our diverse network of approximately 4,300 customers (characterizing chain retailers as one customer) is a competitive strength. We have built strong relationships with the larger national and regional electronics retailers, and we have well-established relationships with more than 3,000 independent retailers. Except for Best Buy (including Magnolia Audio Video, a subsidiary of Best Buy), Circuit City, and SIRIUS Satellite Radio, no customer accounted for more than 3% of our net product sales in 2006. Best Buy, including Magnolia Audio Video, accounted for approximately 24%, Circuit City accounted for approximately 14% and SIRIUS accounted for approximately 10% of our net product sales for the year ended December 31, 2006. Moreover, our efforts to diversify our revenue stream into areas such as home and mobile audio and mobile video have diversified our customer base by adding retailers such as Magnolia Audio Video, Audio Express, and others who specialize in these market segments.

Our products also appeal to a broad demographic base of consumers, who are widely distributed across age, gender, marital status, income, and educational levels. Of the approximately 18,000 consumers who completed our warranty cards in 2006, approximately 52% indicated they were over 44 years old. In addition, consumers have our security and convenience, mobile audio, and mobile video products installed into a wide range of vehicle makes, models, and model years. We believe that our broad and diverse retailer and consumer bases limit our exposure to any particular segment of our markets and provide a strong platform for continued growth.

Attractive Retailer Proposition

Most of our brands provide retailers with attractive gross margins. In addition, a majority of our products (including approximately 97% of our security and convenience products) are professionally installed, which provides consumers with a high satisfaction level and retailers with additional revenue opportunities.

We believe our attractive retailer proposition is a critical competitive advantage because retailers typically have significant influence on customer buying decisions in our markets.

Strong Track Record of Growth and Operating Profit

We have a consistent track record of delivering growth and profitability through various economic cycles. We have increased revenue every year for the last 16 years. We have driven this growth organically, through product innovation and expansion of our customer base, as well as through acquisitions and adding new product categories to our offering. We believe that our consistent history of operational performance instills confidence in our retailer customers and is an important source of competitive strength. In addition, our cost structure, disciplined approach to business, capital management, and attractive margins have enabled us to consistently generate strong operating profit. Historically, our operating profit has given us flexibility to invest in our operations, bolster our growth through acquisitions, and pay our debt obligations ahead of schedule.

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

Strong Executive Team with Experience Managing Growth

Our employees are led by an experienced, proven management team, which has been instrumental in directing our growth over the past several years. Our senior management team has over 100 years of collective consumer electronics industry experience. Our chief executive officer, James E. Minarik, is a member of the Board of Industry Leaders for the Consumer Electronics Association and a governor of the Electronic Industries Alliance. Over the past five years, our management team has more than tripled our net sales, completed seven acquisitions, and established a solid platform for continued growth.

Our Strategy

We have built our company around simple, straightforward principles. These include high-quality, innovative, and reliable products designed “by installers for installers;” outstanding technical support; same day shipping on most orders; a relentless focus on company and dealer profitability; and easy-to-understand and customer-friendly practices in warranty and service.

We intend to further enhance our position as a leading designer and marketer of innovative, branded consumer electronics products. Key elements of our strategy include the following:

Leverage Successful Multi-Brand Strategy

Our successful multi-brand strategy is a key component of our future growth plans. In security and convenience products, we believe our Viper, Python, Clifford, and other brands position us to increase our sales in this profitable market across multiple distribution channels. In our home audio, mobile audio and video businesses, we believe it will be critical for us to manage and enhance our brand portfolio. As we grow these businesses and increase their penetration within our distribution channels, we intend to utilize, where appropriate, the multi-brand approach that has been successful for us in our security and convenience category. For example, in the mobile video area, we have introduced the Automate brand into the car dealer channel to differentiate these products from the Directed brand that we currently sell into the national, regional, and specialty retail channels. Likewise, with our differentiated offerings consisting of the Orion, Precision Power, Directed Audio, Xtreme, and Polk Audio brands, we address different segments of the mobile audio market. We believe this multi-brand strategy should allow us to grow our existing brands and leverage them into new product categories and distribution channels.

Increase Product Penetration

We intend to continue increasing the penetration of our products within our existing network of approximately 4,300 customers. A key element of this strategy is our “Direct Flex” marketing program, which facilitates cross-selling by creating incentives for our security and convenience retailers to also purchase our mobile audio and mobile video products. In addition, we plan to capitalize on our successful introduction of SIRIUS-branded satellite radio receivers to further increase our shelf space in Best Buy, Circuit City, and elsewhere.

Develop New and Enhanced Products

We plan to leverage our expertise in product design and development, our strong intellectual property platform, and our diverse distribution network by continuing to develop and introduce new and enhanced products in our current and complementary categories. For example, we intend to capitalize on our technology base to develop and introduce and enhance dockable video players for digital media and two-way security and convenience systems.

The development of our mobile audio and video businesses illustrates our strategy of expanding into complementary categories. We see opportunity to increase our sales of these products by cross-selling them within our existing retail distribution network.

We initially entered the home audio market in 2001 with our acquisition of ADS Technologies, a marketer of home and mobile audio equipment sold under the a/d/s/ brand name. We subsequently augmented our home entertainment platform with the acquisition of Definitive Technology in 2004 and Polk Audio in 2006. We expect that the market expansion occurring in the home theater industry, coupled with our relationships with leading specialty retailers and our ability to develop high-quality product offerings, should provide strong growth opportunities for our existing and new home audio products, such as our Definitive Technology Mythos® speakers and Polk Audio SurroundBartm for use with flat panel televisions.

Expand Distribution Channels

We intend to broaden the distribution of our products by expanding our distribution channels, both domestically and internationally.

•	Domestic. We intend to continue adding some of the largest and fastest growing retailers in the United States to our distribution network. In 2004, we entered the mass merchant channel for the first time. We also intend to increase our presence in the car dealer channel. There are more than 21,500 car dealers in the United States, and we have designed our Automate line of products specifically for that market. We have recently expanded our mass merchant sales to customers such as Wal-Mart, Sam’s Club, COSTCO, Target, BJ’s Wholesale, and Staples. We also were successful in getting out products placed in to the automotive parts channel with Balkamp, AutoZone, and Advance Auto Parts. We intend to capitalize on both our well-recognized brand names and strong distribution network to continue to expand our dealer base.

•	International. We believe there is a significant opportunity to expand our international distribution. As an example, many of the same factors — increased awareness of the value of security and convenience products, the need for additional security due to the increased value of accessories installed in cars, and widening consumer interest in premium home theater systems — that have driven the growth of our business in the United States could also benefit our international business. We plan to use our current U.K. office as a base for expansion into additional European markets. We also opened an office in the first quarter of 2006 in Hong Kong as a base for expansion into the Asian market, as well as to better oversee the product manufacturing of our Asian suppliers. In 2006, we contributed to our international sales growth with our significant growth in the Canadian market through acquisitions. Our international growth plan includes appointing new distributors and working with our security and convenience customers to sell additional product categories. We are also considering establishing a direct sales force in selected foreign countries. Additionally, we believe that the emerging Chinese automotive aftermarket and Best Buy’s entry into China represent promising long-term consumer market opportunities for many of our products.

Pursue Selective Acquisition Opportunities

We operate in a number of fragmented markets, and we regularly evaluate opportunities to acquire companies, brands, and technologies. We believe acquisitions enable us to leverage our distribution and brand management capabilities and our strengths in product design and development. We plan to continue to pursue acquisition opportunities in a disciplined fashion and to consummate acquisitions that offer attractive synergies and valuations. Our acquisitions of Definitive Technology and Polk enabled us to quickly develop and maintain a strong position in the premium home loudspeaker category. In turn, this allowed us to increase our penetration into national retailers such as Best Buy via its Magnolia Audio Video specialty home audio business. Our acquisitions of Astroflex, M&P Directed Electronics, and Autostart expanded our market share in Canada for security and remote start products.

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

Product	Year

Anti-Theft, Digital Keypads, Motion Sensors	1983
Radio Frequency Remote Control and Shock Sensors	1987
Remote Start	1990
Hybrid Security Systems (Security and Remote Start)	1995
Mobile Audio	1996
Home Audio	2001
Mobile Video/Two-Way Security and Convenience	2002
Do-It-Yourself Security and Remote Start/GPS Tracking	2003
Satellite Radio	2004
Mobile Video Dockable Hardrives	2005
One-mile range two-way security and convenience products	2006

Security and Entertainment

Within the security and entertainment category, we sell products in vehicle security, vehicle remote start and convenience, home audio, mobile audio, and mobile video.

Security and Convenience.  We are the largest designer and marketer in North America of consumer branded vehicle security, vehicle remote start, and convenience systems. As the leader in the security and convenience market, we offer a full range of products and accessories at various price points. Major products include the following:

•	Security products designed to deter theft of vehicles and vehicle contents.

•	Remote start products that permit users to start a vehicle’s ignition from up to one mile away from the vehicle.

•	DIY remote start systems designed for do-it-yourself installation.

•	Hybrid products that contain security, remote start, and other convenience capabilities with a range of up to one mile from the vehicle.

•	GPS tracking products that enable remote locating and tracking to recover a stolen vehicle.

Our security and convenience products offer consumers significant benefits over traditional keyless entry devices, including two-way communication, advanced LCD and LED key fob monitoring devices, high-range Responder radio frequency technology, and more comprehensive control of vehicle systems (such as climate control, locks, diagnostics, and audio systems).

Our vehicle security and convenience products are marketed under a number of brands, including the following:

• Viper	• Python	• AutoCommand	• Avital	• Ready Remote	• Astroflex
• Clifford	• Design Tech	• Hornet	• Valet	• Automate	• Autostart

Home Audio.  We sell a full line of high-end home loudspeakers under the Definitive Technology and Polk Audio brand names. The combined sales of those brands now represent the number one market share position in the U.S. market. Our two brands are largely sold in different retail outlets, which minimizes inter-brand competition and maximizes our coverage of the market. Both Polk Audio and Definitive Technology have established strong positions in the market through a legacy of high performance products with patented technologies, impactful consumer advertising, and favorable product reviews.

Definitive Technology’s innovative technology and design, aggressive consumer advertising, and consistently strong product reviews have created a premium brand position among consumers and leading retailers. Definitive Technologies currently markets a comprehensive line of home audio loudspeakers including:

•	Packaged speaker systems that include surround speakers, a center channel speaker, and a powered subwoofer designed for music and movie surround sound applications marketed under the ProCinema name.

•	Tower speakers with patented “bipolar” speakers designed for three dimensional sound including models with built-in subwoofers marketed under the SuperTower trade name.

•	Highly styled on-wall and stand-alone extruded aluminum speakers designed to complement flat panel televisions including the new Mythos ST with built-in high performance powered subwoofer.

•	Ultra-compact powered subwoofers marketed primarily under the SuperCube name.

•	A wide range of in-wall, in-ceiling, and outdoor speakers engineered to achieve superior sound quality.

•	Smaller speakers designed for specific applications, such as center channel, surround, and bookshelf speakers.

In 2006 we expanded our reach into the general consumer market by introducing products under the Polk brand that leverage the growth trends in audio products that are linked to the iPod and both satellite radio and HD radio. The most significant product introduction of that type was the Polk Audio I-Sonic entertainment system. This product is the first of its kind to incorporate many of today’s digital audio entertainment formats in a compact tabletop format. Polk currently markets the following home audio products:

•	Tower Speakers with patented PowerPort & ARC Port technologies used in a good, better and best series of award winning designs.

•	Powered subwoofers with patented PowerPort technologies used in a complete range of products for traditional stereo and home theater applications.

•	Patented PowerPort & ARC Port technologies used in smaller designs for specific home theater applications as well as stereo applications.

•	Packaged home theater speaker systems for easy attachment to TV’s that combine strong industrial design with high performance. Many models include patented PowerPort technology and sleek extruded aluminum cabinets.

•	A broad range of entry level, step up and premium powered in-wall and in-ceiling speakers, built-in subwoofers and digital amplifiers that fulfill all the applications required by the retail channel and the custom installation specialist.

•	All digital format entertainment systems using patented PowerPort technologies. These systems include the I-Sonic ES DVD, HD Radio & XM Entertainment system, MiDock Portfolio iPod Dock, MiDock Studio iPod Dock, MiDock 10 iPod Dock and HX-3 CD/HD Radio Executive System.

•	The award winning XRT-12 XM tuner, a component satellite tuner.

Mobile Audio.  We sell mobile audio products under the Orion, Precision Power, Directed Audio, Xtreme, and Polk Audio brands. This multi-brand strategy provides us with the ability to offer products at a variety of price points and to target consumers in a number of distinct demographic groups. We offer an extensive selection of high-performance mobile audio products and concentrate on the higher margin categories of the mobile audio market, including the following:

•	Power amplifiers that increase the voltage and current coming from the source unit, providing more power than is possible from a source unit alone, which are used in aftermarket automobile and OEM marine applications.

•	Aftermarket speakers that provide improved sound quality compared to most factory-installed mobile audio systems which are used in aftermarket automobile and OEM marine applications.

•	Subwoofers, or speakers that are eight inches or greater in diameter, which are designed to play lower (bass) frequencies and are used in aftermarket automobile and OEM marine applications.

•	A variety of accessories including power capacitors, distribution blocks, audio interconnects, and amplifier wiring kits for a variety of installation applications.

•	SIRIUS accessories, including portable, boomboxes, desktop, sound system, and installation kits to support SIRIUS receivers.

Mobile Video.  We market a variety of mobile video systems and related accessories. We have distinguished our video offerings through the design of desirable features such as detachable and larger screens, headrest units that simplify installation, “all-in-one” overhead units, and a “dockable” DVD player for use in both a vehicle overhead unit and in the home. Our mobile video products are currently sold in mobile specialty retailers, Circuit City, Tweeter, Audio Express, Car Toys, and Best Buy under our Directed brand. We also sell these products to the car dealer channel under the Automate brand. We currently offer the following products:

•	Flip-down video displays combined with DVD players and wireless headphones that are installed inside the roof of SUVs and minivans.

•	Aftermarket headrests that contain video screens designed to easily replace existing OEM headrests that are packaged with a DVD player and headphones.

•	Active matrix LCD screens designed for vehicle installation.

•	DVD players designed for vehicle installation.

•	A variety of accessories including wireless headphones, control modules, trim rings, and antennas designed for installation convenience.

Satellite Radio

SIRIUS, a satellite radio company providing over 130 channels of primarily commercial-free music, sports, information, and entertainment, selected us in 2004 as a strategic partner to exclusively market, sell, and distribute certain SIRIUS-branded products. SIRIUS provides and delivers the satellite radio content, and we market and distribute SIRIUS-branded electronic devices that receive and play that content. SIRIUS-branded satellite radio receivers are designed and developed by SIRIUS and manufactured by our contract manufacturers to specifications provided by SIRIUS. The announcement of popular radio personality Howard Stern’s move to SIRIUS in January 2006, the exclusive satellite radio availability of NFL coverage, and the availability of NASCAR coverage beginning in 2007 have strengthened the SIRIUS lineup and have propelled SIRIUS’ growth to approximately 6.0 million subscribers as of December 31, 2006.

We have a multi-year agreement with SIRIUS pursuant to which we have exclusive U.S. distribution rights for certain SIRIUS-branded products to our existing U.S. retailer customer base through April 2008. The SIRIUS-branded products that we distribute include the following:

•	Portable receivers that can be attached in a vehicle, to a boombox, at home, or which are wearable/live receivers.

•	Docking stations that allow users to utilize receivers in vehicles, at home, or at work.

•	Satellite radio reception units for use with home audio equipment.

•	Down link processors, which are receivers designed to add to any existing car stereo.

•	A variety of accessories including signal combiners, distribution systems, antennas, and related items to assist with vehicle and home installations.

Distribution

Our products are sold through numerous domestic and international channels, including independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, car dealers, and distributors. We also sell products directly to SIRIUS Satellite Radio for direct to consumer resale on sirius.com.

Specialty Retailers

Mobile specialty retailers are the primary distribution channel for mobile electronics products in the United States. The majority of our independent retailers operate two or fewer locations. We supply mobile specialty retailers with a wide range of security brands from premium Viper, Python, and Clifford products to promotional and do-it-yourself devices under the Valet, Hornet, and Avital brands. We believe that these retailers should remain an attractive distribution channel for us due to our long-term relationships and their focus on customer service.

We provide home audio specialty retailers with a variety of premium home loudspeakers. Similar to our relationship with our mobile retailer network, we are an important supplier to our home audio specialty retailers due to the relatively healthy margins they earn on our Definitive Technology and Polk Audio home audio products. With the 2004 acquisition of Definitive Technology, we solidified our position in the home audio specialty channel. With the acquisition of Polk in 2006, we gained the number one market share of premium home loudspeakers.

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

•	Best Buy. We have supplied Best Buy with security and convenience products since 1994 and have helped them sell more premium, higher-priced products in this category. Since 2004, we have increased our product offerings with Best Buy (and Magnolia Audio Video, a subsidiary of Best Buy) through the addition of Directed video products, Definitive Technology speakers, and SIRIUS Satellite Radio products. We believe that the significant sales of these products at Best Buy should strengthen our relationship and provide additional cross-selling opportunities.

•	Circuit City. We have served as a vendor to Circuit City since 1986. We became Circuit City’s exclusive provider for vehicle security, remote start, convenience systems, and related accessories in 2005. The products we sell to Circuit City consist of the latest technologies available in our Python, Valet, Hornet, Directed, and Directed Installation Accessories lines. Circuit City is also one of our largest customers of SIRIUS Satellite Radio products.

Mass Merchants and Automotive Parts Retailers

We believe that mass merchants and automotive parts retailers represent an important opportunity to expand our sales. We began selling Ready Remote products in 2005, primarily through the automotive parts retailer channel. As consumer awareness of our products increases, we believe that the mass merchant and automotive parts retailer channels will become an increasingly important part of our distribution strategy. In 2006 we continued to pursue opportunities with mass merchants and automotive parts retailers, while preserving brand differentiation of our premium products to protect our existing retailer base.

Car Dealers

We market a wide range of security and convenience products to car dealers both directly and through expeditors contracted to perform installation. Our car dealer customers are generally able to realize higher profit margins when they install our aftermarket products compared to their margins on OEM-installed options. We intend to achieve further penetration of this channel through our Automate line of security and convenience products.

International Distribution

We sell our products internationally through our U.K. office, Canadian subsidiaries, and international distributors in 79 countries. We believe there is a significant opportunity to expand our international distribution and that many of the same factors that have driven the growth of our business in the United States could also benefit our international business. We plan to use our current U.K. office as a base for expansion into additional European markets. Our international growth strategy includes appointing new distributors and working with our security and convenience customers to sell additional product categories. In 2006, we established a direct sales force in the United Kingdom, Canada, and Latin America. Additionally, we believe that the emerging Chinese automotive market represents a promising long-term consumer market opportunity for our products. Our international sales were approximately $32.7 million in 2006.

Customers

We sell our products to independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, car dealers, and international distributors. For the year ended December 31, 2006, other than sales to Best Buy (and Magnolia Audio Video, a subsidiary of Best Buy), Circuit City, and SIRIUS Satellite Radio, no customer accounted for more than 3% of our net product sales. Best Buy, including Magnolia Audio Video, accounted for approximately 24%, Circuit City accounted for approximately 14% and SIRIUS accounted for approximately 10% of our net product sales for the year ended December 31, 2006.

Sales and Marketing

We market our products through a direct sales force and through independent sales representatives. Our extensive in-house marketing operation supports our sales force with comprehensive advertising campaign that includes tradeshows, public relations, point-of-purchase displays, co-marketing and cross-selling initiatives, advertising, and product placement. One of our most important marketing events is our participation in the annual Consumer Electronics Show in Las Vegas, Nevada. We advertise our Definitive Technology brand extensively in consumer specialty magazines, including Home Theater and Sound and Vision.

Our direct sales employees generated approximately 59% of our gross product sales in 2006, and our chief executive officer and our senior vice president of sales directly manage our relationships with Best Buy and Circuit City. We utilize direct sales employees except where the geography or lack of retailer density in a particular area makes the use of independent sales representatives more cost effective. We also maintain our own credit staff that reviews new customers for suitability and monitors customer accounts.

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

We offer consumers and retailers reliable and comprehensive information about our product offerings and customer services at our corporate website, located at www.directed.com, and our brand websites including the following:

www.viper.com	www.clifford.com	www.orioncaraudio.com
www.definitvetech.com	www.polkaudio.com	www.pythonsecurity.com
www.avital.com	www.designtech-intl.com	www.precisionpower.com
www.directedxtreme.com	www.cliffordscout.com	www.directedsirius.com
www.astroflex.com	www.automatecarsecurity.com	www.autostart.ca

Outsourced Manufacturing and Assembly

We outsource the manufacturing and assembly of our products to contract manufacturers primarily located in Asia. We perform regular on-site inspections and quality audits of these manufacturers. In January 2006, we opened a small office in Hong Kong to manage quality and production of our suppliers. We believe our manufacturing strategy supports a scalable business model, reduces our capital expenditures, and allows us to concentrate on our core competencies of brand management and product development.

Our two largest suppliers manufacture SIRIUS satellite radio receivers in Taiwan and China. These suppliers account for a significant portion of our purchases. Satellite radio receivers are manufactured by several suppliers in Asia and these products can readily be sourced from a diverse supply base.

We have built an extensive and mutually beneficial supply relationship with our largest security and entertainment supplier that has lasted nearly 20 years, and we believe that we are by far their largest customer. That supplier accounts for a significant portion of our security and entertainment purchases. As a result of our growth in other product categories and the increased diversity of our supplier base, purchases from our largest security and entertainment supplier as a percentage of our total purchases have declined in recent years. We currently receive products from and are engaged in ongoing discussions with numerous other offshore suppliers in order to further expand our outsourcing relationships.

We have written agreements with most of our contract manufacturers that specify lead times and delivery schedules but we do not have long-term (more than one year) arrangements with any of our contract manufacturers that guarantee production capacity or prices.

During our product development process, we identify and negotiate directly with the suppliers who will provide the necessary materials to our contract manufacturers. In this way, we are able to better control the cost of our products while simultaneously reducing our dependence on our contract manufacturers through the establishment of direct relationships with suppliers of raw materials.

Product Development and Engineering

We focus our product development and engineering efforts primarily on enhancing existing products and creating new products. At December 31, 2006, we employed 50 in-house staff who specialize in product development, specifically within the areas of radio frequency, bypass/data-bus module, industrial, mechanical, audio circuit design, and transducer (speaker) design. We also use contract engineers on a project bases when appropriate. We have earned 49 Consumer Electronics Association innovation awards and have consistently maintained ISO 9001 certification.

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

Technical Support and Warranty

We maintain and make available to our customers a proprietary database of approximately 6,000 vehicle wiring diagrams to assist our retailer customers with the installation of our products. On a secure part of our website, we also generate and provide additional comprehensive and valuable information for dealers and distributors, including product schematics and ad layouts.

Our products carry standard consumer warranties against defects in material and workmanship, and we will either credit, repair, replace any product that contains such defects. Repair services are also available for products that are no longer covered under the original manufacturer’s warranty. We provide a rapid factory direct repair program for our U.S. customers under which we repair and ship products generally within 48 hours of receipt, reducing retailer and consumer inconvenience if our products fail to perform properly. Our international distributors and OEM customers generally assume the warranty obligations on the products they sell for us.

Training

Our Snake Pit technical training center opened in 2005. We believe the Snake Pit is one of the most advanced of its kind in our industry. The Snake Pit encompasses approximately 22,000 square feet at our Vista, California headquarters and is designed to educate both novice and experienced installation personnel. We organized the

Snake Pit similar to a vocational school, and we charge a separate fee for these classes. Our goal is to train and certify the best installers in the industry. The Snake Pit facility contains state-of-the-art classrooms with individual work stations equipped with down-force ventilation. The facility also contains vehicle installation bays, a fully equipped paint booth capable of accommodating virtually all passenger cars and SUVs, and a full wood shop and welding bay. We offer a variety of classes including advanced security, remote start, and accessory installation; mobile audio design, sound theory, and system analysis; and advanced construction with fiberglass, metal, and exotic materials. The Snake Pit uses field-trained experts and dedicated engineers as instructors and has the capacity to train approximately 880 student installers per year.

Intellectual Property

We rely on a variety of intellectual property protections, including patents, trade secrets, trademarks, confidentiality agreements, licensing agreements, and other forms of contractual provisions, to protect and advance our intellectual property. We hold patents in various technological arenas, primarily in vehicle security, and home and mobile audio. We also own or have rights to the intellectual property developed by our contract manufacturers on our behalf. In total, we hold 126 issued U.S. patents, which expire at various times between the year 2007 and the year 2024, and have nearly 30 U.S. patents pending. Of our issued U.S. patents, 11 have also been issued as patents in foreign jurisdictions. We consider our patent portfolio to be a key competitive advantage for our business, and we license a number of patents to leading automobile manufacturers and electronics suppliers, which provides us with an incremental source of revenue. These licenses generally extend for the life of the patent.

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

We have registered many trademarks and trade names both in the United States and internationally and are committed to maintaining and protecting them. These registrations will continue to provide exclusive rights in perpetuity provided that we continue to use the trademarks and maintain the registrations. We believe certain of our trademarks and trade names are material to our business and are well known among consumers in our principal markets. Our principal trademarks and trade names include the following:

• Viper	• Definitive Technology	• Automate
• Clifford	• Autostart	• Orion
• Python	• Directed Video	• Precision Power
• No One Dares Come Close	• The Science of Security	• DesignTech
• Polk Audio	• Astroflex

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

We consider our principal competitors within our product lines to be those listed below:

•	Security and convenience: Audiovox, Crimestopper, Compustar and Autopage

•	Premium loudspeakers: Klipsch, Paradigm, B&W, Harman (JBL and Infinity), and Bose

•	Satellite radio: Delphi (XM Radio), Audiovox, and Clarion

•	Mobile video: Audiovox and Rosen

•	Mobile audio: Rockford Fosgate, Kicker, Alpine, MTX, JL Audio, and Audiobahn

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

Government Regulation

Our operations are subject to certain international, federal, state, and local regulatory requirements relating to environmental, product disposal, health, materials content, and safety matters. Material costs and liabilities may arise from our efforts to comply with these requirements. In addition, our operations may give rise to claims of exposure to hazardous materials by employees or the public or to other claims or liabilities relating to environmental, product disposal, or health and safety concerns.

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

Our products, particularly our car security and wireless headphone devices, must comply with all applicable regulations of the Federal Communications Commission, or FCC. Our sales and distribution practices may be governed by federal antitrust regulations. We are also subject to various other regulations, including consumer truth-in-advertising laws, warranty laws, privacy, electronic transmission, and product import/export restrictions.

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

Employees

At December 31, 2006, we employed 513 persons. We consider our relationship with our employees to be good, and none of our employees are represented by a union or collective bargaining agreement.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

James E. Minarik	53	President and Chief Executive Officer
Ronald F. Dutt	59	Executive Vice President, Chief Financial Officer, and Treasurer
Glenn R. Busse	44	Senior Vice President — Sales
Kevin P. Duffy	31	Senior Vice President — Corporate Development and Marketing
Mark E. Rutledge	36	Senior Vice President — Engineering and Product Development
Michael N. Smith	40	Vice President — Operations and IT
KC Bean	43	Vice President, General Counsel, and Secretary
Richard J. Hirshberg	52	Vice President — Internal Audit and Compliance

James E. Minarik has served as our Chief Executive Officer since January 2001. From 1992 to December 2000, Mr. Minarik was employed by business units of the publicly traded and Japan-based Clarion Company Limited, a supplier of audio equipment to global car manufacturers and retailers, including as the Chief Executive Officer of Clarion Corporation of America from 1997 to December 2000. Mr. Minarik currently serves both as a member of the Board of Industry Leaders of the Consumer Electronics Association (CEA) and as a governor of the Electronics Industry Alliance (EIA) Board. Mr. Minarik also serves on the board of directors of Escort Inc., a privately held radar detector company. Mr. Minarik received both a Bachelors Degree and a Masters of Business Administration from the Pennsylvania State University.

Ronald F. Dutt has served as our Executive Vice President, Chief Financial Officer and Treasurer since January 2007 and as our Executive Vice President of Finance, Operations, and Legal since October 2006. Prior to joining our company, Mr. Dutt served as Executive Vice President and Chief Financial Officer of Sola International, Inc., a wholly owned subsidiary of Carl Zeiss TopCo GmbH and a designer and manufacturer of eyeglass lenses, from September 2003 to May 2005. From May 2001 to September 2002, Mr. Dutt served as Senior Vice President and Chief Financial Officer of DHL Americas, a subsidiary of DHL Worldwide. Prior to that, Mr. Dutt served as Senior Vice President of Financial Planning & Analysis for Visa International, and also served in various roles of increasing responsibility over a 20-year career at the Ford Motor Company. Mr. Dutt holds a Bachelors of Science from the University of North Carolina and a Masters of Business Administration from the University of Washington.

Glenn R. Busse has served as our Senior Vice President — Sales since January 2007. Mr. Busse has served our company in various capacities since joining our company in 1986 as Vice President of Sales and Marketing. Prior to joining our company, Mr. Busse served as the National Sales Manager of Black Bart Systems, a vehicle security company. Mr. Busse received his baccalaureate certification from Lycee Paul Langevin in Surenes, France and is fluent in French.

Kevin P. Duffy has served as our Senior Vice President — Corporate Development and Marketing since March 2006, and Vice President from June 2003 to March 2006. From July 2002 to June 2003, Mr. Duffy served as a consultant to our company. From August 2001 to June 2003, Mr. Duffy attended the Stanford Graduate School of Business where he received a Masters of Business Administration. From August 2000 to January 2002, Mr. Duffy worked for ThinkTank Holdings LLC, a private venture capital firm located in Southern California, and one of its portfolio companies, as Vice President of Business Development and then as Executive Vice President. Mr. Duffy’s previous experience includes serving as Director of Strategy at Clarion Corporation of America, as well as consulting with Bain & Company and Deloitte & Touche. Mr. Duffy holds an A.B. in Economics from Princeton University.

Mark E. Rutledge has served as our Senior Vice President — Engineering and Product Development since March 2006, and served as Vice President from January 2001 to March 2006. Mr. Rutledge has been employed with our company in various capacities since 1994. Prior to joining our company, Mr. Rutledge served as a mobile electronics specialist in both retail sales and installations. Mr. Rutledge received a Bachelors of Science and Masters in Electrical Engineering from the University of California at San Diego. Mr. Rutledge also received a Masters of Science in Executive Leadership from the University of San Diego.

Michael N. Smith has served as our Vice President — Operations and IT since March 2006 and served as Vice President — Operations, Human Resources and Information Technology from February 2005 to March 2006, and as a Vice President from April 2002 until February 2005. From 1990 until April 2002, Mr. Smith served in various capacities for Ford Motor Company, including information technology, mergers and acquisitions, business strategy, and the Wingcast division. Mr. Smith holds a Bachelors Degree, with Highest Honors, in Business Administration/Operations Management from Auburn University and a Masters Degree in Business Administration/Information Technology from the University of Texas at Austin.

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

In certain markets, such as home audio and satellite radio, we compete directly or indirectly with a large number of competitors, including some of the world’s most recognized branded consumer electronics companies. Many of these companies have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess, which afford them competitive advantages over us. Further, the mobile video market is intensely competitive and is characterized by price erosion, rapid technological change, and competition from major domestic and international companies. OEMs offer certain products with which we compete, such as mobile audio and mobile video, and could attempt to offer additional competing products or our customers could determine to adopt a private label sales strategy, either of which could reduce our sales.

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and developing new or enhanced products;

•	our ability to address the needs of our retailers and consumers;

•	the pricing, quality, performance, reliability, features, ease of installation and use, and diversity of our products;

•	the quality of our customer service;

•	product or technology introductions by our competitors;

•	ability of our contract manufacturers to deliver on time, on price, and with acceptable quality; and

•	restricted access to component parts such as micro processors and LCD screens.

The success of competing products or technologies could substantially reduce the demand for our products and cause our sales to decline.

If we do not continue to improve our core products or develop new products that meet the constantly changing demands of our customers, our sales may decline.

Our ability to succeed is based in large part on meeting the demands of the branded consumer electronics market. We must regularly improve our core products and introduce new products and technologies that gain market acceptance, such as our introduction of two-way security and convenience devices, mobile video, mobile navigation and satellite radio products in recent years. Our future operating results will depend to a significant extent on our ability to provide products that compare favorably on the basis of time to introduction, cost, and performance with the products of our competitors.

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

For the year ended December 31, 2006, sales to our top five customers, including our international distributors, accounted for approximately 53% of our net product sales of which Best Buy (including its subsidiary Magnolia Audio Video) accounted for approximately 24% of our net product sales. In addition, Circuit City accounted for approximately 14% and SIRIUS Satellite Radio accounted for approximately 10% of our net product sales for the year ended December 31, 2006. Reliance on key customers may make fluctuations in revenue and earnings more severe and make business planning more difficult.

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

In August 2004, we began selling, marketing, and distributing products for SIRIUS Satellite Radio, a subscription-based satellite radio company that provides content to compatible receivers, including the

SIRIUS-branded receivers we distribute. The sale of SIRIUS products currently accounts for a significant (approximately 49% for the year ended December 31, 2006) portion of our gross product sales, including sales of satellite radio products that we sell directly to SIRIUS. Our agreement with SIRIUS expires in April 2008 unless extended, our business would be harmed and our sales would decline significantly. The agreement also permits SIRIUS to distribute SIRIUS products directly to consumers.

The rapid growth in SIRIUS’ subscriber base that has supported the growth in our SIRIUS product sales may not continue. In February 2007, SIRIUS and XM Radio announced a definitive agreement pursuant to which SIRIUS and XM Radio will combine their businesses. It is unclear whether the transaction will gain governmental approval and whether SIRIUS and XM Radio shareholders will approve the transaction. While we believe that during the review of the transaction by governmental regulators our relationship with SIRIUS will remain unchanged, the impact of the proposed business combination on our future relationship with SIRIUS is uncertain.

In general, the satellite radio business is still a relatively new and unproven business, and SIRIUS Satellite Radio has incurred substantial losses since its inception. The satellite radio market in general, and SIRIUS in particular, may fail to develop and may never reach profitability, which could cause SIRIUS to discontinue its business. If SIRIUS is forced to discontinue its operations, our sales would decline and our business would be harmed. In addition, SIRIUS could change its hardware distribution strategy in the future, including entering into arrangements with one or more of our competitors in addition to or instead of us, or could determine to sell the hardware itself.

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

In the past, we maintained various arrangements with our customers concerning pricing and promotional activities. In most cases, these arrangements were in effect for a number of years. Although these arrangements have not been challenged in the past, federal or state regulatory authorities or private parties could challenge them in the future. Any such challenge could result in significant litigation costs or judgments against us. We have reviewed our customer arrangements and we made certain changes to them in order to replace our prior rebate program with a co-operative marketing allowance program and to make clear that our dealers do not agree to sell our products at specified prices. We cannot predict whether or to what extent any such changes might adversely affect our relationships with our customers and our operating performance.

We rely on contract manufacturers, and their failure to maintain satisfactory delivery schedules could increase our costs, disrupt our supply chain, and result in our inability to deliver our products, all of which would adversely affect our operating results.

All of our products are manufactured and assembled by outsourcing partners, which are primarily located in China, Taiwan, and South Korea. Our largest supplier is Wistron NeWeb Corp., a private Taiwanese company with manufacturing operations in Taiwan. Wistron NeWeb accounts for a significant portion of our total purchases. We do not have long-term (more than one year) arrangements with any of our contract manufacturers that guarantee production capacity or prices. Certain of our contract manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. Qualifying new manufacturers is time-consuming and could result in unforeseen manufacturing and operational problems. The loss of our relationships with our contract manufacturers or their inability to conduct their manufacturing services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. Additionally, rapid increases in orders from any of our larger customers could cause our requirements to exceed the capacity of our contract manufacturers. If any of these events were to occur, the resulting decline in revenue would harm our business.

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

Our sales and distribution operations in the Canadian, European, and Asian markets create a number of logistical and communications challenges for us. Our international sales were approximately $32.7 million in 2006. We plan to increase our international sales in the future. Selling products internationally exposes us to various economic, political, and other risks, including the following:

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

Our revenues and purchases are predominantly in U.S. Dollars. However, we collect a portion of our revenue in non-U.S. currencies, such as British Pounds Sterling and Canadian Dollars. In the future, and especially as we expand our sales in international markets, our customers may increasingly make payments in non-U.S. currencies. In addition, we account for a portion of our costs in our U.K. office and Canadian subsidiaries, such as payroll, rent, and indirect operating costs, in British Pounds Sterling or Canadian Dollars, respectively. Fluctuations in foreign currency exchange rates could affect our sales, cost of sales, and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. A majority of our products are made in China, which recently revalued its currency, the yuan, upward against the U.S. Dollar. Appreciation of the yuan against the U.S. Dollar causes certain of our manufacturers’ costs to rise in U.S. Dollar terms. This could pressure our manufacturers to raise prices and thereby adversely affect our profitability. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute shareholder value, and adversely affect our operating results.

We plan to continue to review opportunities to buy other businesses or technologies that would complement our current product lines, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. In September 2004, we acquired Definitive Technology. In 2006 we made four acquisitions, including the acquisition of Polk in September 2006. We are also likely to buy businesses, assets, brands, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute the percentage ownership of our existing shareholders, incur substantial debt, or assume contingent liabilities. Our recent acquisitions, as well as potential future acquisitions, involve numerous risks, including the following:

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

The markets in which we compete can involve litigation regarding patents and other intellectual property rights. We sometimes receive notices from third parties, including groups that have pooled their intellectual property, that claim our products infringe their rights. From time to time, we receive notices from third parties of the intellectual property rights such parties have obtained. We cannot be certain that our products and technologies do not and will not infringe issued patents or other proprietary rights of others. For example, as discussed in Item 3, Legal Proceedings, during 2006 we incurred substantial litigation costs defending an alleged patent infringement claim filed by Omega Patents, LLC. Any claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty and licensing agreements, all of which could have a material adverse effect on our business. We may be unable to obtain such licenses on commercially reasonable terms, or at all, and the terms of any offered licenses may not be acceptable to us. If forced to cease using such intellectual property, we may not be able to develop or obtain alternative technologies. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, or selling certain of our products, which could have a material adverse effect on our business.

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

As of December 31, 2006, our consolidated long-term indebtedness was $305.2 million and we had $37.0 million drawn on our revolving credit facility. We may incur substantial additional indebtedness in the future, including additional borrowings under our revolving credit facility.

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

Our ability to incur significant future indebtedness, whether to finance potential acquisitions or for general corporate purposes, will depend on our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity. In September 2013, our remaining principal payment due under our senior credit facility will be substantial. If we cannot satisfy these obligations from operating cash flow, we will be required to refinance all or a portion of our senior credit facility. If we are unable to refinance this or any of our indebtedness on commercially reasonable terms or at all, or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

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

As of December 31, 2006, we had approximately $342.2 million of outstanding debt, including $37.0 million drawn on our revolving credit facility, which was subject to variable interest rates. On January 2, 2007, we entered into a fixed interest rate swap for approximately $150.0 million of our debt, which has a three-year term. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Our annual interest expense on our variable rate debt would increase by $1.5 million for each 1% increase in interest rates, assuming no revolving credit borrowings.

Disruption in our main distribution centers may prevent us from meeting customer demand and our sales and profitability may suffer as a result.

We manage our product distribution in the continental United States through our operations in Vista, California, and two public warehouses in Louisville, Kentucky. We also acquired distribution facilities in Baltimore, Maryland and San Diego, California in 2006 in connection with the Polk acquisition. A serious disruption, such as an earthquake, flood, or fire, at any of our main distribution centers could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and experience longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business.

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

From time to time we may seek additional equity or debt financing to provide for the capital expenditures required to maintain or expand our facilities and equipment, to meet the changing needs of the consumer electronics market, to finance working capital requirements, or to make acquisitions. For instance, in 2006 we increased the size of our senior secured credit facility to fund the acquisition of Polk and our increased working capital needs associated with our increased sales levels. We cannot predict the timing or amount of any additional capital requirements at this time. If our senior secured credit facility is inadequate to provide for these requirements and additional equity or debt financing is not available on satisfactory terms, we may be unable to maintain or expand our business or to develop new business at the rate desired and our operating results may suffer.
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

Like many businesses, our operations are subject to certain international, federal, state, and local regulatory requirements relating to environmental, product disposal, materials content, and health and safety matters. We could become subject to liabilities as a result of a failure to comply with applicable laws and incur substantial costs to comply with existing, new, modified, or more stringent requirements. In addition, our past, current, or future operations may give rise to claims of exposure to hazardous substances by employees or the public or to other claims or liabilities relating to environmental, product disposal, or health and safety concerns. For instance, we maintain a paint booth at our Snake Pit training facility, and the training conducted there generates various airborne particulates.

Our wireless products, including our satellite radio and security and wireless headphone devices, must comply with all applicable regulations of the Federal Communications Commission, or FCC. Any failure or delay in obtaining required FCC licenses could prevent or delay new product introductions. Failure to comply with applicable FCC regulations could result in significant fines or product recalls.

During the second quarter of 2006, we received a letter from the FCC stating that its Office of Engineering and Technology Laboratory had tested the SIRIUS ST2 and SIRIUS S50-C radios that we distribute, and had determined that the transmitters were not in compliance with either the applicable operating frequency range or the applicable emission limits. The letter sought information from us regarding certification, manufacturing, importation, and other matters relating to these radios. SIRIUS subsequently reported that it had determined that certain of its radios with FM transmitters were not in compliance with FCC rules, and that SIRIUS had taken a series of actions to evaluate, mitigate, and correct the problems. During the third quarter of 2006, we received notification that the FCC approved the modifications made to the SIRIUS ST2 and S50-C radios and had determined that the radios were in compliance with applicable operating frequency range and emission limits. As such, shipments of these radios resumed.

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

There was no public market for our common stock prior to our initial public offering in December 2005, and an active public market for our common stock may not be sustained. Since December 2005, our common stock has experienced significant price fluctuations. Many factors could cause the market price of our common stock to rise and fall, including the following:

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

Historically, our sales have usually been weaker in the first two quarters of each fiscal year and have, from time to time, been lower than the preceding quarter. Our products are highly consumer-oriented, and consumer buying is traditionally lower in these quarters. Sales of our products are usually highest in our fourth fiscal quarter due to increased consumer spending on electronic devices during the holiday season.

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

Investment funds affiliated with Trivest Partners, L.P. together beneficially own approximately 37.7% of our outstanding common stock. In addition, five of our directors are affiliated with Trivest Partners, L.P. As a result, Trivest Partners, L.P. has significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of shareholders regardless of whether or not other shareholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders.

The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market and the perception that these sales could occur may depress the market price. As of December 31, 2006, we had 25,164,460 shares of common stock outstanding, all of which may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144.

In addition, shareholders owning 13,871,789 shares will be entitled to require us to register our securities owned by them for public sale. In May 2006, we filed a registration statement to register the 2,750,000 shares issuable under our incentive compensation plan.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We occupy approximately 198,000 square feet in a leased facility in Vista, California, which houses our corporate headquarters. We utilize approximately 47,000 square feet for our sales, marketing, engineering, customer service, technical support, legal, finance, and administrative functions. We utilize approximately 129,000 square feet for our principal distribution facility. Finally, we utilize approximately 22,000 square feet for our training facility known as The Snake Pit. We lease this facility under an agreement that extends through 2016, and have an option to renew the lease for an additional five years.

We also use public warehouses to distribute certain of our products, as well as the following leased facilities:

Location	Purpose	Square Feet

Owings Mills, Maryland	Sales and Marketing Office	5,700
Epsom, England	Sales and Distribution Center	10,000
Baltimore, Maryland	Office and Distribution Center	100,000
San Diego, California	Distribution Center	147,000
Quebec, Canada	Sales and Marketing Office	6,000
Quebec, Canada	Warehouse and Distribution Center	12,000
Quebec, Canada	Sales and Marketing Office	21,000
Hong Kong	Vendor Relations Office	1,500

Item 3.	Legal Proceedings.

On March 31, 2004, Omega Patents, L.L.C., or Omega, filed a claim in the United States District Court for the Middle District of Florida, OMEGA PATENTS, L.L.C. vs. FORTIN AUTO RADIO, Inc., alleging breach of a license agreement. On November 11, 2005, Omega amended its complaint to add us as a defendant in the suit, alleging patent infringement. Specifically, Omega alleged that certain of our products infringe certain Omega patents. Omega sought both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. A jury trial commenced on January 26, 2007 in which we pursued various defenses including licensing, non-infringement and invalidity defenses. On February 12, 2007, the jury returned a verdict in favor of Omega, awarding Omega $0.6 million in damages. Omega has since filed post trial motions seeking treble damages for willful infringement, an injunction from practicing the technology and an award of attorney fees. We intend to pursue our own post trial motions seeking directed verdicts on certain issues and we are in the process of determining whether we will appeal the judgment. We have accrued for the $0.6 million as of December 31, 2006. While we are unable to estimate the ultimate results of damages of this litigation, we do not believe it will have a material adverse effect on our business or financial condition.

On October 5, 2006, U.S. Electronics, Inc. (“USE”) filed a claim in the United States District Court for the Southern District of New York, U.S. ELECTRONICS, INC. vs. DIRECTED ELECTRONICS, INC. The claim alleges restraint of trade, monopolization, tortious interference with contracts, anticompetitive practices, and unfair competition. More specifically, USE alleges that we have entered into contracts, induced others, or conspired with third parties to restrict USE from the satellite radio market. USE further alleges that we have interfered with their relationships with certain of their retail customers. USE is seeking unspecified damages, including treble and punitive damages, as well as attorneys’ fees, and costs. On November 21, 2006, we filed a motion to dismiss the case and are awaiting a ruling on the motion. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations, intend to vigorously defend the case, and do not expect this litigation to materially impact our business, results of operations, or financial condition. However, there can be no assurance that we will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on our results of operations.

In late August 2006, a legal action for patent infringement was brought by Mrs. LV Shu Zhen against Portman Electronics (Shenzhen) Co. Ltd., or Portman, a manufacturer of our products, before the Shenzhen Intermediate People’s Court in The People’s Republic of China (PRC) in connection with its production of our Automate branded transmitter relay product. Mrs. LV Shu Zhen is seeking an injunction to stop Portman from making the product, payment for past damages, and destruction of all tooling and means to manufacture the product. We are obligated to fully indemnify Portman for all legal expense and any damage award to which Portman may be subject based on contractual provisions in a written agreement between us and Portman. We have assumed the defense in this matter. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations, intend to vigorously defend the case, and do not expect this litigation to materially impact our business, results of operations, or financial condition. However, there can be no assurance that we will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on our results of operations.

From time to time, we are involved in other litigation and proceedings in the ordinary course of our business. Except as described above, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been traded on The Nasdaq Stock Market under the symbol DEIX since our initial public offering on December 16, 2005. The following table sets forth high and low sale prices of common stock for each calendar quarter indicated as reported on The Nasdaq Stock Market.

	High	Low

2006
Fourth quarter	$16.14	$10.80
Third quarter	$16.30	$10.54
Second quarter	$17.79	$12.04
First quarter	$18.00	$12.75
2005
Fourth quarter	$17.00	$13.76

On March 14, 2007, the closing sale price of our common stock was $8.97 per share. On March 14, 2007, there were approximately 240 record holders and approximately 2,217 beneficial owners of our common stock.

Dividend Policy

We have not paid any dividends in the two most recent fiscal years and currently do not expect to pay cash dividends or make any other distributions in the future. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital and legal requirements as well as other factors deemed relevant by our board of directors. Our current debt agreements prohibit us from paying dividends without the consent of our lenders.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that has been authorized for issuance under our 2005 incentive compensation plan as of December 31, 2006.

(c)
	(a)	(b)	Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity Compensation Plans Approved by Shareholders	1,145,387	$14.96	1,604,613
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	1,145,387		1,604,613

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended (the “Exchange Act”), and shall not be deemed incorporated by reference into any filing of our Company under the Exchange Act or the Securities Act of 1933, as amended.

The following line graph compares cumulative total shareholder returns for the period from December 16, 2005 through December 31, 2006 for (1) our common stock; (2) the Nasdaq Composite Index; and (3) an industry peer group. We do not believe that an index exists with companies comparable to those of our company. We have therefore elected to include a peer group consisting of Audiovox Corporation; Garmin Ltd.; Lojack Corporation; Harman International Industries, Incorporated; and Rockford Corporation. The graph assumes an investment of $100 on December 16, 2005, which was the first day on which our stock was listed on The Nasdaq Stock Market. The calculations of cumulative shareholder return on the Nasdaq Composite Index and the industry peer group include reinvestment of dividends, but the calculation of cumulative shareholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

	12/16/05	12/31/05	03/31/06	06/30/06	09/30/06	12/31/06
DIRECTED ELECTRONICS, INC.	$100.00	$102.79	$119.64	$93.71	$107.86	$81.79
PEER GROUP INDEX	$100.00	$105.38	$121.82	$129.64	$122.58	$141.88
NASDAQ COMPOSITE INDEX	$100.00	$100.00	$106.46	$99.67	$103.83	$112.05

Item 6.	Selected Financial Data.

The consolidated statement of operations data for the fiscal years ended December 31, 2006, 2005, and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003, and 2002 have been derived from our audited consolidated financial statements not included herein. Since the consolidated statement of operations for fiscal year ended December 31, 2006 only includes the results of operations of our acquired companies since the date of their acquisition, our historical results are not necessarily indicative of our results of operations to be expected in the future. You should read this information in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, expect per share data)

Consolidated Statement of Operations Data:
Net sales	$437,778	$304,558	$189,869	$131,765	$123,709
Cost of sales	315,155	205,587	108,525	69,907	61,960

Gross profit	122,623	98,971	81,344	61,858	61,749
Total operating expenses	70,972	79,649	41,105	31,782	30,470

Income from operations	51,651	19,322	40,239	30,076	31,279
Interest expense, net	17,516	24,857	16,523	9,091	9,723

Income (loss) before provision for (benefit from) income taxes	34,135	(5,535)	23,716	20,985	21,556
Provision for (benefit from) income taxes	13,126	(398)	9,754	8,514	8,793

Net income (loss)	21,009	(5,137)	13,962	12,471	12,763
Net income (loss) attributable to participating security holders	—	(61)	138	63	19

Net income (loss) available to common shareholders	$21,009	$(5,076)	$13,824	$12,408	$12,744

Net income (loss) per common share:
Basic	$0.81	$(0.27)	$0.88	$0.97	$1.00

Diluted	$0.81	$(0.27)	$0.80	$0.76	$0.79

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,861	$12,167	$3,784	$16,284	$14,971
Total assets	678,707	370,620	294,347	213,815	206,628
Total debt	342,227	171,810	225,610	95,092	112,716
Total shareholders’ equity	124,391	99,523	458	75,548	62,527

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are the largest designer and marketer in North America of premium home theater loudspeakers, consumer branded vehicle security, and vehicle remote start and convenience systems, and the largest supplier of aftermarket satellite radio receivers, based upon sales. We are also a major supplier of mobile audio and video systems and have exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to our existing U.S. retailer customer base. Our strong brand and product portfolio, extensive and highly diversified distribution network, and “asset light” business model have fueled the revenue growth and profitability of our company. We sell our products through numerous channels, including independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, and car dealers. We also sell our products internationally, primarily through independent distributors and our foreign subsidiaries.

We have grown our business both organically and through acquisitions. Our expansion has resulted in diversifying our product offerings, distribution channels, and base of contract manufacturers. We expanded our business by entering into an arrangement with SIRIUS Satellite Radio in 2004 to sell and market SIRIUS-branded satellite radio products, thus increasing our penetration of national electronics retailers and further diversifying our product mix. During 2006, we expanded our security and entertainment product sales through our acquisitions of Astroflex, Inc., M&P Directed Electronics, Inc., Polk, and Autostart, Inc.

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

Significant Transactions

As a result of our acquisition of Definitive Technologies in September 2004 and the June 2004 recapitalization, our results of operations are not necessarily comparable on a period-to-period basis.

On December 16, 2005, we completed the initial public offering of our common stock in which we sold 5.9 million shares of common stock for gross proceeds of $95.0 million. After underwriting discounts and offering expenses, we received net proceeds of $85.8 million. We used approximately $76.6 million of the net proceeds to prepay our then-outstanding subordinated notes and accrued interest, which included a $0.7 million prepayment premium. Upon completion of our IPO in 2005, we recorded stock-based compensation expense, costs related to the termination of certain sale bonus and associate equity gain program arrangements, and other costs in the aggregate amount of $24.5 million; paid $2.2 million to our chief executive officer pursuant to an equity participation agreement; and paid $3.5 million to terminate a management agreement with a related party.

In September 2006, we expanded our home and mobile audio product offering by acquiring Polk, a leading provider of high performance home and mobile audio equipment for $138.1 million, including acquisition costs. The acquisition of Polk was funded through a $141.0 million increase in our senior credit facility, which will increase our interest expense by approximately $8.0 million per year.

Outlook

The statements in this section are based on our current expectations. These statements are forward-looking, and actual results may differ materially. Please refer to Item 1A, “Risk Factors” for more information on what may cause our actual results to differ.

We experienced several noteworthy events in 2006 that will likely continue to impact our financial results for 2007. We believe our acquisition of Polk should continue to positively impact our 2007 sales. Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2007 will be affected by the following:

•	Satellite Radio. In August 2004, we entered into a strategic supply relationship with SIRIUS Satellite Radio under which we exclusively market and sell certain SIRIUS-branded receivers and other hardware devices to our United States dealer network. For the year ended December 31, 2006, we generated $220.1 million of satellite radio related sales. Our gross profit margin on these products is substantially lower than on our other products. We do not expect the significant growth we have experienced during 2006 of our satellite radio sales to continue in 2007. The slower than anticipated sell-through of SIRIUS products during the 2006 holiday season is expected to have an impact on our 2007 sales. In February 2007 SIRIUS and XM Radio announced a definitive agreement pursuant to which SIRIUS and XM Radio will combine their businesses. It is unclear whether the transaction will gain governmental approval and whether SIRIUS and XM Radio shareholders will approve the transaction. While we believe that during the review of the transaction by governmental regulators our relationship with SIRIUS will remain unchanged, the impact of the proposed business combination on our future relationship with SIRIUS is uncertain. Although our business relationship remains strong, the uncertainty of the proposed business combination is a risk to our sales in 2007.

•	Polk Holding Corp. In September 2006, we acquired Polk, a leading provider of high performance home and mobile audio equipment, which enhanced our position in the home and mobile audio market including allowing us to gain the number one market share in premium home theater loudspeakers. We believe our home and mobile audio sales in 2007 will increase due to a full year inclusion of Polk product sales.

•	Mass Merchants. During the second half of 2006, we began SIRIUS product sales to mass merchants such as Wal-Mart, Target, COSTCO, Amazon.com, Sam’s Club, and Staples. We anticipate that placement of SIRIUS products in these stores will provide us with opportunities to place our other products.

•	Interest Expense. In September 2006, we amended our senior credit facility to increase our term loan by $141.0 million. The amendment resulted in a 25 basis point increase in our interest rate to LIBOR plus 2.50%. Our 2006 results do not reflect the full year impact of interest expense from our current amended senior credit facility. We incurred $18.3 million of interest in 2006 and we expect to incur $26.3 million in 2007. As of December 31, 2006, the effective interest rate on our debt was 8.4%. In January 2007, we entered into an interest rate swap for approximately $150.0 million of our outstanding debt at a fixed rate of 5.04% plus 2.5% margin for three years. We expect an increase of annual interest expense of approximately $8.0 million during 2007.

•	Working Capital Requirements. Historically, we have required minimal working capital investment in order to operate our business. However, with the acquisition of Polk in September 2006 and increased sales, our inventory and accounts receivable increased substantially over historical levels. As we expect growth in sales in 2007, we will be required to maintain a higher level of working capital to support these sales, which will likely include higher revolving credit borrowings. As of December 31, 2006, we had drawn $37.0 million on our revolving credit facility which related to funding of working capital requirements.

•	Effective Tax Rate. Our effective tax rate for 2006 was 38.5%, which is slightly higher than the combined statutory rate of 37.8%. For 2007, we expect our effective tax rate to continue to be approximately 38.5%.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements:

	Years Ended December 31,
	2006	2005		2004

Net sales	100.0%	100.0%		100.0%
Cost of sales	72.0%	67.5%		57.2%

Gross profit	28.0%	32.5%		42.8	%(a)
Total operating expenses	16.2%	26.2	%(b)	21.6	%(a)

Income from operations	11.8%	6.3	%(b)	21.2	%(a)
Interest expense, net	4.0%	8.2%		8.7%
Income (loss) before provision for (benefit from) income taxes	7.8%	(1.8)%		12.5%
Provision for (benefit from) income taxes	3.0%	(0.1)%		5.1%

Net income (loss)	4.8%	(1.7)%		7.4%

(a)	Our 2004 performance was affected by $6.5 million of royalty revenue received from a one-time payment from a major automobile manufacturer for a non-exclusive license to use certain of our patented technology and a related $0.7 million one-time bonus.

(b)	In connection with our IPO, we incurred costs of $24.5 million of stock-based compensation, costs related to the termination of certain sale bonus and associate equity gain program arrangements, and other IPO costs; paid $2.2 million to our chief executive officer pursuant to an equity participation agreement; and paid $3.5 million to terminate a management agreement with a related party.

The net sales that we report represent gross product sales to customers less rebates and payment discounts, plus royalty and other revenue. We do not allocate these rebate or discount payments to specific product categories. As a result, in the discussion below we discuss gross sales by product category. The following table sets forth our gross and net sales information:

	Years Ended December 31,
	2006	2005	2004

Gross security and entertainment sales	$229,367	$190,510	$159,888
Gross satellite radio sales	220,070	120,893	29,430
Rebate/payment discount	(15,510)	(9,997)	(8,647)

Net product sales	433,927	301,406	180,671
Royalty and other revenues	3,851	3,152	9,198

Net sales	$437,778	$304,558	$189,869

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

Our net sales increased approximately $133.2 million, or 43.7%, to $437.8 million in 2006 from $304.6 million in 2005 due to our increased satellite radio and home audio product sales and sales attributable to our 2006 acquisitions. Approximately $99.2 million of our total gross sales increase was attributable to satellite radio product sales due to our increase in market share of SIRIUS retail aftermarket sales. These products were primarily sold through national and regional consumer electronics retailers, including Best Buy and Circuit City. We also sell these products directly to SIRIUS Satellite Radio for distribution to their direct consumer business. Security and entertainment product sales increased by $38.9 million primarily due to our expansion of home and mobile audio products related to our acquisition of Polk in September 2006 and our increased sales to our existing retail customers, including Best Buy’s Magnolia stores. Net product sales attributable to our 2006 acquisition of Polk were $28.2 million. We experienced a decline in our mobile video products sales of $2.9 million due to industry-wide softness in this category. Rebates and payment discounts remained consistent as a percentage of gross product sales in 2006 compared with 2005.

As previously disclosed, during the second quarter of 2006 we received a letter from the Federal Communications Commission stating that its Office of Engineering and Technology Laboratory had tested the SIRIUS ST2 and SIRIUS S50-C radios that we distribute, and had determined that the transmitters were not in compliance with either the applicable operating frequency range or the applicable emission limits. The letter sought information from us regarding certification, manufacturing, importation, and other matters relating to these radios. SIRIUS subsequently reported that it had determined that certain of its radios with FM transmitters were not in compliance with FCC rules, and that SIRIUS had taken a series of actions to evaluate, mitigate, and correct the problems. During the third quarter of 2006, we received notification that the FCC approved the modifications made to the SIRIUS ST2 and S50-C radios and had determined that the radios were in compliance with applicable operating frequency range and emission limits. Shipments of these radios resumed in the forth quarter of 2006.

Gross Profit and Income from Operations

Our gross profit increased by $23.7 million, or 23.9%, from 2005 to 2006, due to an increase in our net sales. Our gross profit margin decreased from 32.5% in 2005 to 28.0% in 2006, primarily due to increased sales of satellite radio products during 2006, which provide a significantly lower margin than our other products. Our security and entertainment margins remained consistent with prior periods.

Income from operations increased by $32.4 million, or 167.9%, from $19.3 million in 2005 to $51.7 million in 2006. This increase was due to a decrease in operating expenses of $8.7 million and to our increased gross profit. Operating expenses decreased due to the fact that we recorded costs of $24.5 million upon completion of our IPO in 2005 related to stock-based compensation expense, costs to terminate certain sale bonus and associate equity gain program arrangements, and other costs incurred as a result of the transaction, as well as management fees of $4.2 million. These decreases were offset by increases in operating expenses primarily due to costs associated with the increase in our sales base, costs associated with operating as a public company, and legal fees in defending against patent litigation. Amortization of intangible assets included in operating expenses increased approximately $0.5 million to $3.2 million in 2006 due to current year acquisitions.

Interest Expense

Net interest expense decreased approximately $7.4 million, or 29.7%, from $24.9 million in 2005 to $17.5 million in 2006 primarily due to our payoff of $74.0 million of subordinated debt which was repaid with proceeds from our IPO. In February 2006, we amended our senior credit facility, which resulted in a 1% decrease in our interest rates. As more fully described in “Liquidity and Capital Resources” below, in connection with our acquisition of Polk in September 2006, we amended our senior credit facility, which resulted in additional borrowings of $141.0 million and a 25 basis point increase in our interest rates. As a result of the amendment, we wrote off unamortized debt issuance costs of $0.3 million during 2006.

Provision for (benefit from) Income Taxes

Our effective tax rate increased from an income tax benefit of 7.7% in 2005 to a provision of 38.5% in 2006. This difference resulted from the non-deductibility of stock based compensation and certain costs incurred in connection with our initial public offering 2005. Our 2006 effective tax rate was slightly higher than the combined statutory rate of 37.8%.

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

Gross Profit and Income from Operations

Our gross profit increased by $17.6 million, or 21.7%, from 2004 to 2005, due to an increase in our net sales. Our gross profit margin decreased from 42.8% in 2004 to 32.5% in 2005 primarily due to a sales mix shift with our introduction of satellite radio products, which provide a significantly lower margin than our other products.

Income from operations decreased by $20.9 million, or 52.0%, from $40.2 million in 2004 to $19.3 million in 2005. This decrease was due to an increase in operating expenses of $38.5 million partially offset by increased gross profit. IPO related charges accounted for $24.5 million of the operating expense increase. Approximately $3.6 million of the remaining operating expense increase resulted from the inclusion of Definitive Technology’s operating expenses for the entire year. Operating expenses also increased significantly due to the $91.5 million increase in satellite radio gross sales.

Interest Expense

Net interest expense increased approximately $8.4 million, or 50.9%, from $16.5 million in 2004 to $24.9 million in 2005 primarily as a result of the significant increase in outstanding indebtedness in connection with our recapitalization and Definitive Technology acquisition in 2004, additional indebtedness incurred in 2005 to fund working capital requirements to support increased sales, and debt retirement costs of $3.2 million related to debt repayment premium and the write-off of deferred financing fees as a result of our repayment of $74.0 million of subordinated notes, which we repaid with proceeds from the IPO. To a lesser extent, our interest expense was affected by general increases in interest rates, which impacted the interest costs on our variable rate debt. In 2004, we incurred $2.7 million of debt retirement costs associated with the early repayment of debt.

Provision for (benefit from) Income Taxes

Our effective tax rate decreased from 41.1% in 2004 to an income tax benefit of 7.7% in 2005. This difference resulted from the non-deductibility of stock-based compensation and certain costs incurred in connection with our initial public offering.

Liquidity and Capital Resources

Our principal uses of cash are for operating expenses, working capital, servicing long-term debt, capital expenditures, acquisitions, and payment of income taxes. Due to our business model, our capital expenditures are generally low. In addition, our working capital needs have also generally been low due to our outsourced manufacturing model and C.O.D./credit card payment policies in place with our independent retailers. This profile has changed with our introduction of satellite radio products and our recent acquisitions, which have caused a significant increase in the proportion of our sales to national and regional customers on commercial payment terms, increasing our accounts receivable and inventories. In addition, as a result of seasonal demand, our receivables and payables typically peak near the end of the year due to high fourth quarter volume and will typically be reduced in the first quarter of the year. Historically, we have financed these requirements from internally generated cash flow and borrowings from our credit facility.

Net cash used in operating activities was approximately $20.2 million in 2006, compared to net cash used in operating activities of approximately $19.6 million in 2005. This results in an overall increase of $0.6 million in net cash used in operating activities in 2006 as compared to 2005. The primary reason for this increase is current year acquisitions in combination with an increase in working capital investments in the current year, particularly accounts receivable and inventory to fund our satellite radio product sales growth. We also experienced an increase in inventory due to the slow sell-through of SIRIUS products during the 2006 holiday season. As a result, the difference between our 2006 operating cash flow and our $21.0 million of net income was primarily attributable to a $51.6 million increase in inventory to meet our sales needs and a $43.8 million increase in our accounts receivable as we billed for products shipped during the holiday selling season, partially offset by a $52.5 million increase in accounts payable and accrued liabilities. Net cash used in operating activities was approximately $19.6 million in 2005, compared with net cash provided by operating activities of approximately $8.9 million in 2004. The decline in our operating cash flow from 2004 to 2005 occurred primarily due to a reduction of net income attributable to costs associated with our initial public offering and the investment in our working capital to support our increase in satellite radio product sales.

Net cash used in investing activities was approximately $152.8 million in 2006 compared with $2.7 million in 2005. The increase occurred primarily due to cash paid for current year acquisitions.

Net cash provided by financing activities was approximately $170.6 million in 2006 compared with $30.7 million in 2005. The increase occurred primarily due to proceeds from our credit facility and from the issuance of common stock, partially offset by payments toward outstanding principal balances on our credit facility and the incurrence of debt issuance costs during 2006.

Cash and cash equivalents were $9.9 million as of December 31, 2006 compared with $12.2 million as of December 31, 2005.

We used the net proceeds of our initial public offering in 2005 to prepay all of our outstanding subordinated notes, which was previously expected to result in a reduction of annual interest expense of approximately $8.9 million during 2006. However, in connection with the amendment of our senior credit facility and the Polk acquisition, as more fully described below, we expect an increase of annual interest expense of approximately $8.0 million during 2007.

Our principal sources of liquidity are cash from operations and funds available for borrowing under our senior credit facility. In connection with the acquisition of Polk, on September 22, 2006, we entered into an agreement amending our senior credit facility. We entered into the amendment to increase our term loan by $141.0 million. The amendment resulted in a 25 basis point increase in our interest rate to LIBOR plus 2.50%. The amended credit agreement provides for senior notes in an aggregate principal amount equal to $306.8 million, plus a revolving loan in a maximum principal amount of $100.0 million, of which only $50.0 million is available from March through September. The revolving loan will mature on September 22, 2012 and the senior notes will mature on September 22, 2013. An incremental loan facility is available to us in an aggregate amount up to $75.0 million, provided that (i) no default or event of default shall have occurred and be continuing, and (ii) we are in compliance with all covenants contained in the amended credit agreement. The proceeds of the senior notes were used to refinance our original credit agreement and to finance the acquisition of Polk, and to pay fees and expenses in connection with that acquisition. Our senior credit facility contains certain affirmative and negative covenants related to indebtedness, leverage and fixed charges coverage, and restrictions against paying cash dividends without the lenders’ consent. Principal is payable in quarterly installments of $0.8 million through June 2013 with a final installment of the total principal due on September 22, 2013. The revolving loan and incremental loan facility may be used for working capital requirements, general corporate purposes, and certain permitted acquisitions. As of December 31, 2006, the balance of the senior notes was $305.2 million and we had $37.0 million drawn on our revolving credit facility to fund working capital requirements.

Capital expenditures are expected to be approximately $5.0 million in each of 2007 and 2008, an increase of approximately $3.0 million from 2006 to support infrastructure needs. We believe, based on our current revenue levels, that our existing and future cash flows from operations, together with borrowings available under our revolving credit facility, will be sufficient to fund our working capital needs, capital expenditures, and to make interest and principal payments as they become due under the terms of our senior credit facility for the foreseeable future. We have minimal required principal payments until September 2013. We expect to refinance or extend our senior credit facility before that time, but we may not be able to obtain such refinancing on acceptable terms or at all.

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

Contractual Obligations

The following table lists our commercial commitments as of December 31, 2006:

	Total	Payments Due by Period
	Amounts	Less than			6 Years
Commercial Commitments	Due	1 Year	1-3 Years	4-5 Years	and Over
	(In thousands)

Long-term debt, including current portion and interest	$499,355	$64,242	$53,749	$55,287	$326,077
Operating leases	$42,227	$4,341	$8,544	$8,423	$20,919
Other long-term liabilities	$1,296	$—	$1,296	$—	$—
Purchase obligations	$46,716	$46,716	$—	$—	$—

Contractual obligations for long-term debt include required principal and interest payments. Effective January 4, 2007, we entered into an interest rate swap on one-half of the outstanding balance of our long-term debt. The swap is for a fixed rate of 5.04% plus 2.5% margin and terminates January 4, 2010. The long-term debt in the table above that is within the term of the swap agreement has been calculated using the swap fixed interest rate. Our interest rates on the remaining debt are variable. The remaining long-term debt in the table above has been computed using the current effective interest rate on our long-term debt of 8.4%. The operating leases relate to our headquarters, sales and distribution facilities, and equipment leases which expire at various times from 2007 to 2016.

Quarterly Results of Operations

Our business experienced quarterly fluctuations in net sales and operating income, particularly in light of the strong growth in satellite radio sales in recent years. These fluctuations could have a significant impact on our working capital needs. Sales of our products are highest in our fourth fiscal quarter due to increased consumer spending during the holiday season.

Our quarterly results are also influenced by the timing of acquisitions and product introductions. For example, our results in 2006 were higher due, in part, to the impact of the acquisition of Polk in September 2006. The following table presents unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2006. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended
	2006				2005
Consolidated Statement	Dec.	Sep.	June	Mar.	Dec.	Sep.	June	Mar.
of Operations Data:	31(c)	30	30	31	31	30	30	31

Net sales	$210,299	$75,500	$77,678	$74,301	$135,521	$61,316	$55,656	$52,065
Cost of sales	156,092	50,516	57,004	51,543	96,220 (a)	39,662	36,245	33,460

Gross profit	54,207	24,984	20,674	22,758	39,301	21,654	19,411	18,605
Total operating expenses	28,771	16,211	12,344	13,646	44,272 (a)	12,151	12,045	11,181

Income (loss) from operations	25,436	8,773	8,330	9,112	(4,971)	9,503	7,366	7,424
Interest expense, net (b)	6,830	4,120	3,291	3,275	9,210	5,585	5,052	5,010

Income (loss) before provision for (benefit from) income taxes	18,606	4,653	5,039	5,837	(14,181)	3,918	2,314	2,414
Provision for (benefit from) income taxes	7,846	1,475	1,965	1,840	(4,507)	1,944	1,182	983

Net income (loss)	10,760	3,178	3,074	3,997	(9,674)	1,974	1,132	1,431
Net income (loss) attributable to participating securityholders	—	—	—	—	(117)	26	14	16

Net income (loss) available to common shareholders	$10,760	$3,178	$3,074	$3,997	$(9,557)	$1,948	$1,118	$1,415

Net income (loss) per common share:
Basic (d)	$0.41	$0.12	$0.12	$0.16	$(0.48)	$0.10	$0.06	$0.08

Diluted (d)	$0.41	$0.12	$0.12	$0.16	$(0.48)	$0.10	$0.06	$0.08

(a)	In connection with the IPO, we incurred costs of $24.5 million of stock-based compensation, costs related to the termination of certain sale bonus and associate equity gain program arrangements, and other IPO costs; paid $2.2 million to our chief executive officer pursuant to an equity participation agreement; and paid $3.5 million to terminate a management agreement with a related party.

(b)	In December 2005, we repaid $74.0 million of subordinated notes with a portion of the proceeds from our initial public offering and recorded $3.2 million of debt retirement costs associated with the debt. In February 2006, we amended our senior credit facility, which resulted in a 1% decrease in our interest rates. In September 2006, we amended our senior credit facility, which resulted in a 25 basis point increase in our interest rates. As a result of the amendment, we wrote off unamortized debt issuance costs of $0.3 million.

(c)	Includes net sales attributable to the Polk acquisition of $25.9 million. The fourth quarter of 2006 was our first full quarter that included sales of Polk products.

(d)	The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 06-3, or EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. We will continue to report taxes collected from customers on a net presentation basis after adoption of EITF No. 06-03.

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. This interpretation modified the accounting for uncertain income tax positions recognized in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, FIN 48 changes the application of SFAS 109 by establishing criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides new rules for measurement, derecognition, classification, interest and penalties, and accounting for income taxes in interim periods, as well as disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007, and are currently assessing the impact the interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The accounting provisions of SFAS 157 will be effective for us on January 1, 2008. Adoption of this statement is not anticipated to have a material impact on our financial statements, although additional disclosures may be required.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108, to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. The adoption of SAB 108 in 2006 had no impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted. We do not believe that the adoption of SFAS No. 159 will have a material impact on our financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these consolidated financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to bad debts, inventories, property and equipment, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue from sales of products to customers is recognized when title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” We recognize revenue upon delivery to the customer except for customers that arrange for their own shipping, for which we recognize revenue when the products are shipped.

We provide limited return rights to a few of our customers. In accordance with SFAS No. 48, “Revenue Recognition When a Right of Return Exists,” estimated product returns are deducted from revenue, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels based on historical sell-through rates.

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

Accounts Receivable

Some of our customers pay C.O.D. or by credit card. For other customers, we perform ongoing credit evaluations and adjust credit limits based upon payment history and the customer’s current creditworthiness. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. We record charges for estimated credit losses against operating expenses in our consolidated financial statements. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past.

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the average cost method. We record adjustments to our inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of the inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels or competitive conditions differ from expectations. At the point of the loss recognition, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

A portion of our inventory is subject to an agreement that permits us to sell qualifying product at our carrying cost to a third party affiliated with the original manufacturer (“Backstop Agreement”). In connection with assessing adjustments to our inventory for estimated obsolescence or diminution in market value, we consider the risk related to the carrying value of such qualifying product. At December 31, 2006, approximately $42.0 million of our inventory qualified for the Backstop Agreement.

Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and intangible assets with indefinite lives for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For goodwill, we perform a two-step impairment test. In the first step, the book value of our net assets, which are combined into a single reporting unit for purposes of impairment testing, are compared to the fair value of our net assets. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. Any required impairment losses are recorded as a reduction in the carrying value of the related asset and charged to results of operations. For indefinite-lived intangibles, we compare the fair value of the indefinite-lived intangible assets to the carrying value. We estimate the fair value of these intangible assets using the income approach. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible assets is less than the carrying value.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are amortized using the straight-line method over their estimated economic lives, currently ranging from two to twenty years. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess the fair value of an asset based on the undiscounted future cash flow the asset is expected to generate. Impairment is identified if such cash flow plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, we reduce the carrying amount of the asset to its fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. We estimate the useful lives of intangible assets by considering various pertinent factors, including the expected use of the asset, legal or contractual provisions which may limit the life of the asset, and the effects of obsolescence and other economic factors.

Warranties

We offer warranties of various lengths depending upon the specific product. Our standard warranties require us to repair or replace defective products returned to us by both end users and our retailer customers during specified warranty periods at no cost to the end users or retailer customers. We return defective products that were returned to us under warranty to our manufacturers to the extent that we cannot repair or sell the refurbished products. We record an estimate for warranty related costs in cost of sales based upon our actual historical return rates and repair costs at the time of sale. The estimated liability for future warranty expense has been included in accrued expenses. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs materialize.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our exposure to interest rate risk is primarily the result of borrowings under our existing senior credit facility. At December 31, 2006, $342.2 million was outstanding under our senior credit facility, including $37.0 million that we had drawn on our revolving credit facility. Borrowings under our senior credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are affected by changes in market interest rates on these borrowings. As required by our credit agreement, we entered into a hedge agreement in January 2007 to cap the interest rate on a portion of our term loans. Pursuant to that agreement, the interest rate on an aggregate of approximately $150.0 million of our senior debt may not exceed 5.04% plus 2.5% margin before January 4, 2010. The swap is in place for three years, ending in January 2010. Changes in fair value of the swap will be recorded in accumulated other comprehensive loss on our consolidated balance sheet. A 1% increase in the interest rate would result in additional annual interest expense of $1.5 million on our senior credit facility, assuming no revolving credit borrowings.

We will continue to monitor changing economic conditions. Based on current circumstances, we do not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

Foreign Currency Exchange Risk

Our revenues and purchases are predominantly in U.S. Dollars. However, we collect a portion of our revenue in non-U.S. currencies, such as British Pounds Sterling and Canadian Dollars. In the future, and especially as we expand our sales in international markets, our customers may increasingly make payments in non-U.S. currencies. In addition, we account for a portion of our costs in our U.K. and Canadian offices, such as payroll, rent, and indirect operating costs, in foreign currency. Fluctuations in foreign currency exchange rates could affect our sales, cost of sales, and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and could cause losses to our contract manufacturers. Although we plan to expand internationally, we do not expect to be materially affected by foreign currency exchange rate fluctuations in the near future, as the transactions denominated in non-U.S. currencies are not material to our consolidated financial statements. Therefore, we do not currently use derivative financial instruments as hedges against foreign currency fluctuations.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2006, 2005, or 2004. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations.

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

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by Exchange Act Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e), as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recoded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria established in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

We have excluded Polk Holding Corp. Autostart, Inc., Astroflex, Inc. and M&P Directed Electronics, Inc. from our assessment of internal control over financial reporting as of December 31, 2006 because they were acquired by us in purchase business combinations during 2006. Polk Holding Corp. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 7% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. The combined total assets and total revenues of the other acquired entities represent approximately 1% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control over Financial Reporting

Remediation of Previous Material Weaknesses

From December 31, 2005 through September 30, 2006, we reported the following material weaknesses in our internal control over financial reporting:

•	We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles commensurate with our existing financial reporting requirements and the requirements we face as a public company.

•	We did not maintain effective controls with respect to the analysis of our other assets and various accrual accounts. The control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We have taken the following actions to remediate these material weaknesses:

•	We have filled most of the existing vacancies and we have created and filled a number of new management positions within our accounting, financial reporting and tax functions with qualified and experiences individuals. Since December 31, 2005, we have significantly increased the experience and capacity of our finance and accounting organization with several key hires, including a new chief financial officer, corporate controller, corporate accounting manager, general accounting manager, and senior financial analyst. Overall, we have increased our accounting and finance staff by 63% from December 31, 2005 to December 31, 2006, excluding additional accounting and financing staff resulting from current year acquisitions.

These individuals possess a strong background in technical accounting and the application of generally accepted accounting principles commensurate with our existing financial reporting requirements and the requirements we face as a public company. Additionally, they received informal training at our company from their managers as well as formal internal controls training conducted by our Vice President of Internal Audit and Compliance. We believe that we have sufficient, full-time personnel with the necessary qualifications, experience and training to address our financial reporting requirements and the requirements we face as a public company.

•	We improved our internal controls and our internal processes over the reconciliation and analyses of significant accounts. We have created a listing of all reconciliations and analyses of significant accounts. All reconciliations and analyses of significant accounts have been inventoried and assigned to company personnel with the appropriate level of skill, experience, and training for preparation and review. The listing of all reconciliations and analyses of significant accounts is maintained and reviewed by the general accounting manager on a monthly basis to ensure that reconciliations and analyses are prepared and reviewed on a timely basis. We also developed and implemented monthly analytical procedures that are at a sufficient level of rigor and precision to identify and follow up on unusual trends or transactions that may represent potential accounting errors. Finally, we have implemented certain policies and procedures related to other assets and accrual accounts that serve as preventative controls.

Based on the remediation actions described above, management has concluded that these material weaknesses have been remediated as of December 31, 2006.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers.”

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Shareholders.

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

(b) Exhibits

Exhibit
Number		Exhibit

3.1		Second Amended and Restated Articles of Incorporation of the Registrant(1)
3.2		Amended and Restated Bylaws of the Registrant(1)
4.1		Form of Common Stock Certificate(1)
4.2		Amended and Restated Registration Rights Agreement(1)
4	.3†	Form of Subscription and Shareholders’ Agreement entered into by and between the Registrant and The James M. Herd Marital Trust(3)
10	.1†	Form of Deferred Compensation/Salary Continuation Agreements(1)
10	.2†	Form of Change In Control Severance Agreements(1)
10	.4†	Sales Bonus Agreement by and between the Registrant and James E. Minarik, dated as of December 7, 2004(1)
10	.5†	Form of Key Employee Sale Bonus Agreement(1)
10	.6†	Associate Equity Gain Program(1)
10.7		Credit Agreement by and among the Registrant; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent, dated as of June 17, 2004(1)
10.8		First Amendment to Credit Agreement by and among the Registrant; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent, dated as of September 17, 2004(1)
10.9		Second Amendment to Credit Agreement by and among the Registrant; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent, dated as of February 4, 2005(1)
10.10		Note Purchase Agreement by and among the Registrant; DEI Headquarters, Inc.; DEI Sales Inc. (formerly Directed Electronics, Inc.); the Purchasers (as defined therein); and American Capital Financial Services, Inc., as Agent, dated as of June 17, 2004(1)
10.11		First Amendment to Note Purchase Agreement by and among the Registrant; DEI Headquarters, Inc., DEI Sales Inc. (formerly Directed Electronics, Inc.); the Purchasers (as defined therein); and American Capital Financial Services, Inc., as Agent, dated as of September 17, 2004(1)
10.12		Industrial/Commercial Lease Agreement Multi Tenant — Net by and between the Registrant and Greene Properties, Inc., dated as of July 14, 2003(1)
10.13		First Amendment to Industrial/ Commercial Lease Agreement Multi Tenant — Net by and between the Registrant and Greene Properties, Inc., dated as of September 8, 2004(1)
10	.14††	Purchase Agreement by and between the Registrant and Nutek Corporation, dated as of December 26, 2001(1)
10	.15††	Manufacturing and Distribution Agreement by and between the Registrant and SIRIUS Satellite Radio, Inc., dated as of April 1, 2005(1)
10	.16††	Vendor Agreement by and between the Registrant and Best Buy Co., Inc., dated as of April 11, 2001(1)
10	.17††	Letter Agreement by and between the Registrant and Circuit City Stores, Inc., dated as of January 27, 2005(1)
10.18		Third Amendment to Credit Agreement by and among the Registrant; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent, dated as of September 21, 2005(1)

Exhibit
Number		Exhibit

10	.19†	2005 Incentive Compensation Plan(1)
10	.20†	Form of Key Employee Sale Bonus Cancellation Agreement(1)
10	.21†	Sale Bonus Cancellation Agreement by and between the Registrant and James E. Minarik dated as of December 1, 2005(1)
10	.22†	Form of Indemnification Agreement(1)
10.23		Advisory Agreement by and between the Registrant and Trivest Partners, L.P., dated as of December 1, 2005(1)
10.24		Fourth Amendment to Credit Agreement by and among DEI Sales, Inc. (formerly Directed Electronics, Inc.); the Guarantors listed on the signature pages thereto; the Lenders (as defined therein); and Wachovia Bank, National Association, as Administrative Agent for the Lenders(2)
10.25		Stock Purchase Agreement, dated as of August 21, 2006, by and among Directed Electronics, Inc., Polk Holding Corp., the Sellers named therein, and the Sellers’ Representative named therein(4)
10.26		Amended and Restated Credit Agreement, dated as of September 22, 2006, by and among DEI Sales, Inc., Canadian Imperial Bank of Commerce, acting through its New York Agency as Administrative Agent, and the other Lenders named therein(5)
10.27		Amended and Restated Employment Agreement by and between the Registrant and James E. Minarik, dated as of January 1, 2007(6)
21		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

†	Management contract or compensatory arrangement.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-127823), as filed with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2005, as filed with the Securities and Exchange Commission on December 21, 2005.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 22, 2006, as filed with the Securities and Exchange Commission on September 29, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 21, as filed with the Securities and Exchange Commission on August 22, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 22, 2006, as filed with the Securities and Exchange Commission on September 26, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 21, 2006, as filed with the Securities and Exchange Commission on December 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTED ELECTRONICS, INC.

By:	/s/ James E. Minarik
James E. Minarik
President and Chief Executive Officer
Date: March 16, 2007

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date

/s/ James E. Minarik James E. Minarik	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2007

/s/ Ronald F. Dutt Ronald F. Dutt	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 16, 2007

/s/ Troy D. Templeton Troy D. Templeton	Chairman of the Board	March 16, 2007

/s/ Jon E. Elias Jon E. Elias	Director	March 16, 2007

/s/ Darrell E. Issa Darrell E. Issa	Director	March 16, 2007

/s/ Andrew D. Robertson Andrew D. Robertson	Director	March 16, 2007

/s/ Victor J. Orler Victor J. Orler	Director	March 16, 2007

/s/ S. James Spierer S. James Spierer	Director	March 16, 2007

/s/ Kevin B. McColgan Kevin B. McColgan	Director	March 16, 2007

/s/ Edmond S. Thomas Edmond S. Thomas	Director	March 16, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Directed Electronics, Inc.:

We have completed an integrated audit of Directed Electronics, Inc.’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Directed Electronics, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Polk Holding Corp., Autostart, Inc., Astroflex, Inc. and M&P Directed Electronics, Inc. from its assessment of internal control over financial reporting as of December 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. We have also excluded Polk Holding Corp., Autostart, Inc., Astroflex, Inc. and M&P Directed Electronics, Inc. from our audit of internal control over financial reporting. Polk Holding Corp. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 7% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. The combined total assets and total revenues of the other acquired entities represent approximately 1% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/  PricewaterhouseCoopers LLP

San Diego, California
March 16, 2007

DIRECTED ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$9,861	$12,167
Accounts receivable, net of allowance for doubtful accounts of $1,464 and $1,802 at December 31, 2006 and 2005, respectively	157,013	100,140
Inventories	122,697	43,324
Prepaid expenses and other assets	17,716	8,578
Deferred tax assets	14,039	8,019

Total current assets	321,326	172,228
Property and equipment, net	7,068	4,649
Intangible assets, net	186,112	90,246
Goodwill	156,617	97,807
Other assets	7,584	5,690

Total assets	$678,707	$370,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,690	$54,520
Accrued liabilities	32,858	26,023
Current portion of senior notes payable	3,068	1,699
Taxes payable	7,772	5,014

Total current liabilities	160,388	87,256
Revolving loan	37,000	5,200
Senior notes, less current portion	302,159	164,911
Deferred tax liabilities	53,473	12,690
Other liabilities	1,296	1,040

Total liabilities	554,316	271,097

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000; issued and outstanding shares — 25,164 and 24,769 in 2006 and 2005, respectively	251	248
Paid-in capital	114,571	111,110
Notes receivable from shareholders	(10)	(126)
Deferred compensation	—	(350)
Accumulated other comprehensive income	235	306
Retained earnings (deficit)	9,344	(11,665)

Total shareholders’ equity	124,391	99,523

Total liabilities and shareholders’ equity	$678,707	$370,620

The accompanying notes are an integral part of the consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

Net product sales	$433,927	$301,406	$180,671
Royalty and other revenue	3,851	3,152	9,198

Net sales	437,778	304,558	189,869
Cost of sales	315,155	205,587	108,525

Gross profit	122,623	98,971	81,344

Operating expenses:
Selling, general and administrative	67,813	72,795	37,048
Management fee to related party	—	4,220	552
Amortization of intangibles	3,159	2,634	3,505

Total operating expenses	70,972	79,649	41,105

Income from operations	51,651	19,322	40,239
Other income (expense):
Interest expense	(18,260)	(24,964)	(16,542)
Interest income	744	107	19

Income (loss) before provision for (benefit from) income taxes	34,135	(5,535)	23,716
Provision for (benefit from) income taxes	13,126	(398)	9,754

Net income (loss)	21,009	(5,137)	13,962
Net income (loss) attributable to participating securityholders	—	(61)	138

Net income (loss) available to common shareholders	$21,009	$(5,076)	$13,824

Net income (loss) per common share:
Basic	$0.81	$(0.27)	$0.88

Diluted	$0.81	$(0.27)	$0.80

Weighted average number of common shares:
Basic	25,827	18,897	15,637

Diluted	25,839	18,897	17,710

The accompanying notes are an integral part of the consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

				Notes		Accumulated
				Receivable		Other	Retained
	Common Stock		Paid-in	From	Deferred	Comprehensive	Earnings
	Shares	Amount	Capital	Shareholders	Compensation	Income (Loss)	(Deficit)	Total

Balances at January 1, 2004	11,556	$116	$39,693	$(773)	$—	$303	$36,209	$75,548
Issuance of common stock for cash, non-cash charge and notes receivable	13	—	64	(32)	—	—	—	32
Conversion of convertible notes	4,631	46	14,114	—	—	—	—	14,160
Accrued interest on shareholder notes	—	—	—	24	—	—	—	24
Cash dividend of $6.24 per share of common stock	—	—	(53,332)	671	—	—	(56,699)	(109,360)
Issuance of common stock for cash	1,161	12	5,988	—	—	—	—	6,000
Comprehensive income
Foreign currency translation	—	—	—	—	—	(18)	—	(18)
Net income	—	—	—	—	—	—	13,962	13,962

Comprehensive income								13,944
Forgiveness of shareholder note receivable	—	—	—	110	—	—	—	110

Balances at December 31, 2004	17,361	174	6,527	—	—	285	(6,528)	458
Issuance of common stock for cash and notes receivable	50	1	259	(155)	—	—	—	105
Accrued interest on shareholder notes	—	—	—	(6)	—	—	—	(6)
Issuance of common stock upon initial public offering, net of $9,240 in offering costs	5,938	59	85,701	—	—	—	—	85,760
Exercise of warrants	1,420	14	—	—	—	—	—	14
Grant of restricted stock units (RSUs)	—	—	16,096	—	(350)	—	—	15,746
Stock-based compensation	—	—	2,527	—	—	—	—	2,527
Forgiveness of shareholder note receivable	—	—	—	35	—	—	—	35
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(5,137)	(5,137)

Comprehensive loss								(5,116)

Balances at December 31, 2005	24,769	248	111,110	(126)	(350)	306	(11,665)	99,523
Issuance of common stock for cash	282	3	3,497	—	—	—	—	3,500
Delivery of common stock under RSU agreements, net of shares retained for withholding taxes	113	—	(770)	—	—	—	—	(770)
Reclassification of deferred compensation related to the adoption of SFAS No. 123R			(350)		350			—
Stock-based compensation	—	—	1,084	—	—	—	—	1,084
Accrued interest on shareholder notes	—	—	—	(2)	—	—	—	(2)
Payments on note receivable	—	—	—	118	—	—	—	118
Comprehensive income
Foreign currency translation	—	—	—	—	—	(71)	—	(71)
Net income	—	—	—	—	—	—	21,009	21,009

Comprehensive income								20,938

Balances at December 31, 2006	25,164	$251	$114,571	$(10)	$—	$235	$9,344	$124,391

The accompanying notes are an integral part of the consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Operating activities
Net income (loss)	$21,009	$(5,137)	$13,962
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,995	1,409	943
Amortization	4,727	4,050	3,505
Non-cash interest expense	1,669	4,449	4,449
Non-cash stock-based compensation	1,084	18,273	—
Forgiveness of note receivable from shareholder	—	35	110
Deferred taxes	(1,913)	(6,323)	2,785
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(43,828)	(51,556)	(27,250)
Inventories	(51,641)	(12,556)	(4,215)
Prepaid expenses and other assets	(9,044)	(4,545)	(2,519)
Other assets	(163)	26	296
Accounts payable and accrued liabilities	52,459	32,511	13,674
Taxes payable	2,758	(727)	3,050
Other	693	498	134

Net cash provided by (used in) operating activities	(20,195)	(19,593)	8,924

Investing activities
Purchases of property and equipment	(2,328)	(1,690)	(1,317)
Acquisition of business, net of cash acquired	(150,501)	(1,050)	(49,823)

Net cash used in investing activities	(152,829)	(2,740)	(51,140)

Financing activities
Proceeds from long-term debt	194,800	43,800	230,000
Payments on long-term debt	(24,383)	(97,600)	(87,780)
Payment of dividend	—	—	(109,360)
Debt issuance costs	(3,404)	(1,384)	(9,189)
Issuance of common shares	3,500	85,879	6,063
Payments received on shareholder loan	118	—	—

Net cash (used in) provided by financing activities	170,631	30,695	29,734

Net effect of exchange rates on cash	87	21	(18)

Increase (decrease) in cash and cash equivalents	(2,306)	8,383	(12,500)
Cash and cash equivalents at beginning of year	12,167	3,784	16,284

Cash and cash equivalents at end of year	$9,861	$12,167	$3,784

Supplemental disclosure of cash flow information
Interest paid	$15,204	$21,903	$10,141

Taxes paid	$11,978	$6,669	$3,937

Supplemental disclosure of non-cash financing activities
Issuance of common stock for promissory note	$—	$155	$32

Conversion of notes payable to common stock	$—	$—	$14,160

Accrued interest on shareholder notes payable	$2	$6	$—

The accompanying notes are an integral part of the consolidated financial statements.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Directed Electronics, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

Revenue from sales of products to customers is recognized when title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements.” The Company recognizes revenue upon delivery to the customer except for customers that arrange for their own shipping, for which it recognizes revenue when the products are shipped.

The Company provides limited return rights to a few of its customers. In accordance with SFAS No. 48, “Revenue Recognition When a Right of Return Exists,” estimated product returns are deducted from revenue, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from the Company’s various channels based on historical sell-through rates.

The Company accounts for payments to customers for volume rebates and cooperative advertising as a reduction of revenue, in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” Reductions to revenue for payments to resellers for volume rebates and cooperative advertising are based on customer purchases and fixed contractual terms. Certain of the Company’s volume incentive rebates offered to customers include a sliding scale of the amount of the sales incentive with different required minimum quantities to be purchased. The Company makes an estimate of the ultimate amount of the rebate its customers will earn based upon past history with the customer and other facts and circumstances. The Company has the ability to estimate these volume incentive rebates, as a relatively long period of time does not exist for a particular rebate to be claimed. The Company has historical experience with these sales incentive programs and a large volume of relatively homogenous transactions. Any changes in the estimated amount of volume incentive rebates are recognized immediately on a cumulative basis.

In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company includes the gross proceeds for sales of SIRIUS-related hardware products as revenue on a gross basis, as

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

the Company is the primary obligor to its customers, has discretion in pricing with its customers, has discretion in the selection and contract terms with its supplier, and has substantial inventory and credit risk.

The Company’s royalty revenue related to technology licensing agreements is recognized as earned in accordance with the specific terms of each agreement.

Research and Development

Research and development costs are expensed as incurred. The amounts expensed in the years ended December 31, 2006, 2005, and 2004 were approximately $2,943, $1,748, and $874, respectively.

Shipping and Handling Fees and Costs

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company classifies shipping and handling costs billed to customers as revenue. Shipping and handling costs incurred on outbound freight amounting to $11,788, $7,586, and $5,464 in 2006, 2005, and 2004, respectively, are included in selling, general, and administrative expenses.

Advertising Costs

Advertising costs are expensed as incurred or when the advertising is first run and amounted to approximately $2,453, $1,210, and $505 during the years ended December 31, 2006, 2005, and 2004, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with initial maturities of 90 days or less.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. In 2006, three customers accounted for 24%, 14%, and 10% of the Company’s net sales, respectively, and 37%, 19%, and 14% of the Company’s accounts receivable, respectively. In 2005, two customers accounted for 26% and 15% of the Company’s net sales, respectively. In 2004, one customer accounted for 20% of the Company’s net sales. The loss of the relationship with any of these customers could adversely impact operating results.

The Company currently purchases the majority of its components from a few suppliers. In 2006, the Company purchased 31%, 25%, and 14% of inventory from three suppliers, respectively. In 2005 and 2004, the Company purchased 24% and 36% of inventory from its largest supplier. Although, the Company believes that other suppliers could provide components on similar terms if needed, the loss of its relationship with these suppliers could adversely impacting operating results.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. All of the Company’s outstanding debt was subject to variable rates as of December 31, 2006. Based on the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair values of the long-term obligations approximate their carrying values.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts. Bad debt reserves are maintained based on a variety of factors, including length of time receivables are past due, macroeconomic events, significant one-time events and the Company’s historical experience. A specific reserve for individual accounts is recorded when the Company becomes aware of circumstances that may impact a specific customer’s ability to meet its financial obligations subsequent to the original sale, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables are further adjusted.

The following is a summary of the changes to the balance of allowance for doubtful accounts:

	Years Ended December 31,
	2006	2005	2004

Beginning balance	$1,802	$1,684	$732
Increases related to acquisitions	195	—	—
Increases in reserves, charged to operations	58	2,276	1,507
Charge-offs	(591)	(2,158)	(555)

Ending balance	$1,464	$1,802	$1,684

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the average cost method. The Company records adjustments to its inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of the inventory and the estimated market value. At the point of a loss recognition, a new cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

A portion of inventory is subject to an agreement that permits the Company to sell qualifying product at its carrying cost to a third party affiliated with the original manufacturer (“Backstop Agreement”). In connection with assessing adjustments to inventory for estimated obsolescence or diminution in market value, the Company considers the risk related to the carrying value of such qualifying product. At December 31, 2006, approximately $42.0 million of inventory qualified for the Backstop Agreement.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 years for vehicles, 3 years for computers and purchased software, 5 to 7 years for furniture and machinery, and 3 to 7 years for molds and tooling. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter.

Goodwill and Indefinite-Lived Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For goodwill, the Company performs a two-step impairment test. In the first step, the book value of the Company’s net assets, which are combined into a single reporting unit for purposes of impairment testing, are

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

compared to the fair value of its net assets. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. Any required impairment losses are recorded as a reduction in the carrying value of the related asset and charged to results of operations. For indefinite-lived intangibles, the Company compares the fair value of the indefinite-lived intangible assets to the carrying value. The Company estimates the fair value of these intangible assets using the income approach. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived intangible assets is less than the carrying value.

The changes in the carrying amount of goodwill for the two years ended December 31, 2006 are as follows:

Balance January 1, 2005	$97,441
Goodwill acquired during the year	366

Balance December 31, 2005	97,807
Goodwill acquired during the year	58,810

Blanace December 31, 2006	$156,617

For indefinite-lived intangibles, the Company compares the fair value of the indefinite-lived intangible assets to the carrying value. The Company estimates the fair value of these intangible assets using the income approach. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived intangible assets is less than the carrying value.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are amortized using the straight-line method over their estimated economic lives, currently ranging from two to twenty years. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the fair value of an asset based on the undiscounted future cash flow the asset is expected to generate. Impairment is identified if such cash flow plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying amount of the asset to its fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. The Company estimates the useful lives of intangible assets by considering various pertinent factors including the expected use of the asset, legal or contractual provisions which may limit the life of the asset, and the effects of obsolescence and other economic factors.

Deferred Financing Costs

Deferred financing costs relate to direct costs incurred to obtain debt financing and are included in other assets in the accompanying consolidated balance sheets. Deferred financing costs are amortized to interest expense using the effective interest rate method over the financing term of the related debt.

Warranties

The Company records a reserve for product warranties at the time revenue is recognized. The Company estimates warranty obligations by reference to historical product warranty return rates, materials usage and service delivery costs incurred in correcting the product. Should actual product warranty return rates, materials usage or service delivery costs differ from the historical rates, revisions to the estimated warranty reserve would be required.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

	Years Ended December 31,
	2006	2005	2004

Beginning balance	$7,412	$3,216	$1,254
Increases in reserves, charged to cost of sales	14,081	16,270	8,393
Decrease charged against reserve	(12,862)	(12,074)	(6,431)

Ending balance	$8,631	$7,412	$3,216

Foreign Currency Transactions

The functional currencies for the Company’s international operations are the respective local currencies. The Company translates foreign currency balance sheets at the end-of-period exchange rates and net sales and expenses at the average exchange rates in effect during each period. The resulting foreign currency translation adjustments are a component of accumulated other comprehensive income, which is included in shareholders’ equity on the consolidated balance sheet.

Business Segment Disclosures

Based on the financial information used by senior management to manage the Company’s business activities, the Company has identified a single operating segment.

The Company categorizes its products into two categories: security and entertainment products and satellite radio products. The Company’s gross sales of security and entertainment products amounted to $229,367, $190,510, and $159,888 in 2006, 2005, and 2004, respectively. The Company’s gross sales of satellite radio products amounted to $220,070, $120,893, and $29,430 in 2006, 2005, and 2004, respectively. The Company also records royalty and other revenue, which amounted to $3,851, $3,152, and $9,198 in 2006, 2005, and 2004, respectively.

The Company’s U.S. revenues in 2006, 2005, and 2004 were $405,100, $277,900, and $165,100, respectively. The Company’s foreign revenues in 2006, 2005, and 2004 were $32,700, $26,600, and $24,800, respectively. The Company’s U.S. long-lived assets were $6,453 and $4,608 as of December 31, 2006 and 2005, respectively. The Company’s foreign long-lived assets were approximately $615 and $41 as of December 31, 2006 and 2005, respectively.

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

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity except those resulting from investments by, and distributions to, shareholders. Accordingly, the Company’s comprehensive income includes net income and adjustments that arise from the translation of the financial statements of the Company’s foreign operations into US dollars.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for employee stock options pursuant to Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.” See Note 3 for a discussion on accounting for employee stock options and the impact of SFAS 123(R) on the Company’s 2006 operating results.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 06-3, or EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company will continue to report taxes collected from customers on a net presentation basis after adoption of EITF No. 06-03.

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. This interpretation modified the accounting for uncertain income tax positions recognized in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, FIN 48 changes the application of SFAS 109 by establishing criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides new rules for measurement, derecognition, classification, interest and penalties, and accounting for income taxes in interim periods, as well as disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, is currently assessing the impact the interpretation will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The accounting provisions of SFAS 157 will be effective for us on January 1, 2008. Adoption of this statement is not anticipated to have a material impact on the Company’s financial statements, although additional disclosure may be required.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, or SAB 108, to clarify consideration of the effects of prior year errors when quantifying misstatements in current year financial statements for the purpose of quantifying materiality. SAB 108 requires issuers to quantify misstatements using both the “rollover” and “iron curtain” approaches and requires an adjustment to the current year financial statements in the event that after the application of either approach and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. The adoption of SAB 108 in 2006 had no impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 with early adoption permitted. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its financial statements.

3.	Accounting for Stock-Based Compensation Expense

The Company adopted SFAS No. 123R using the modified prospective method on January 1, 2006. Prior to the adoption of this statement, the Company elected to follow APB 25 and related interpretations in accounting for our employee stock-based compensation. Under the modified prospective method, stock compensation expense includes the cost for all share-based payments granted prior to, but not yet vested, as of January 1 2006, as well as those share-based payments granted subsequent to December 31, 2005. If the Company had accounted for its stock-based employee compensation in accordance with the fair value-based recognition provisions of SFAS 123R for all awards granted prior to adoption, there would not have been a significant impact on the Company’s reported net income and related per share amounts during 2005. The fair value of stock options is determined on the date of grant using the Black-Scholes valuation model. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method.

In 2005, the Company adopted the 2005 Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan provides for the issuance of incentive stock options, stock appreciation rights, restricted stock, stock units, stock granted as a bonus or in lieu of another award, dividend equivalents or other stock-based awards or performance awards to executives, employees, officers, directors, consultants and other persons who provide services to the Company. The total number of shares which remained available for grant under the 2005 Plan was 1,605,000 at December 31, 2006.

The Company reported stock-based compensation expense of $1,084, $22,703, and $0 as a component of selling, general and administrative expense in the Statement of Operations for the years ended December 31, 2006, 2005, and 2004, respectively. The Company reported stock-based compensation expense of $0, $785, and $0 as a component of cost of sales in the Statement of Operations for the years ended December 31, 2006, 2005, and 2004, respectively.

As of December 31, 2006, there was approximately $1,454 of total unrecognized compensation cost related to unvested share-based awards granted. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.

Restricted Stock Units

In December 2005, the Company granted restricted stock unit awards for an aggregate of 1,006,000 shares of common stock. The December 2005 awards generally provide for delivery of one-third of the underlying common stock on each of the first three anniversaries of their grant date, with delivery of stock on a quarterly basis to four of the Company’s executive officers. Delivery of the vested 984,000 underlying shares of common stock is not contingent on the Company’s continued employment of the holders of the restricted stock units. During 2006, 113,000 of the vested underlying shares of common stock, net of shares retained for withholding taxes, were delivered.

In September 2006, the Company granted restricted stock unit awards for an aggregate of 44,000 shares of common stock. The September 2006 awards generally provide for delivery of one-fourth of the underlying common stock on each of the first four anniversaries of their grant date. In addition, in September 2006, the Company entered into an

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

agreement whereby a variable number of restricted stock unit awards may be granted in three separate tranches during a three-year period based upon the awardees’ achievement of certain performance criteria in each and every year. If granted, each tranche vests over a period not in excess of three years.

In November 2006, the Company granted restricted stock unit awards for an aggregate of 5,000 shares of common stock. The November 2006 awards provide for delivery of all of the underlying common stock on the third anniversary of their grant date. Delivery is contingent upon the Company’s continued employment of the holders of the restricted stock units.

A summary of the status of our restricted stock units at December 31, 2006, and changes during fiscal 2006 are as follows:

				Weighted-
	Fully			Average
	Vested	Vesting	Total	Grant
	Shares	Shares	Shares	Price

Restricted stock units outstanding at January 1, 2006	984,000	22,000	1,006,000	$16.00
Restricted stock units granted	—	49,000	49,000	15.27
Restricted stock units vested	7,000	(7,000)	0	16.00
Restricted stock units cancelled	(5,000)	—	(5,000)	16.00
Restricted stock units forfeited	—	(9,000)	(9,000)	16.00
Restricted stock units delivered, including 57,000 shares withheld for taxes	(170,000)	—	(170,000)	16.00

Restricted stock units outstanding at December 31, 2006	816,000	55,000	871,000	$15.35

Stock Options

Stock options issued under the 2005 Plan are exercisable at various dates and will expire no more than ten years from their date of grant. As of December 31, 2006, there were options for an aggregate of 105,000 shares outstanding under the 2005 Plan.

A summary of stock option activity 2006 and 2005 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Stock options outstanding at the beginning of the year	50,000	$16.00	—	$—
Stock options forfeited or expired	—	—	—	—
Stock options granted	55,000	14.02	50,000	16.00
Stock options exercised	—	—	—	—

Stock options outstanding at the end of the year	105,000	$14.96	50,000	$16.00

Options outstanding as of December 31, 2006 have a weighted-average remaining contractual term of 8.49 years, have a weighted average grant date fair value of $8.44, and had an aggregate intrinsic value of $0 at December 31, 2006. An aggregate of 17,000 of the outstanding options were exercisable at December 31, 2006.

The determination of the fair value of stock options using an option valuation model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. To estimate the fair

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

value of options granted during the year ended December 31, 2006, the Company assumed a 0.0% dividend yield, an expected volatility of 39.6% to 53.0%, a risk-free interest rate range of 4.36% to 4.95%, and 4.58 to 8 years expected life of the option term. The volatility assumption is based on a combination of the historical volatility of the Company’s common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with the Company’s historical volatility because of the lack of sufficient relevant history for the Company’s common stock equal to the expected term. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

4.	Net Income (Loss) per Common Share

Basic net income (loss) per common share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period, without consideration of potential common stock. Warrants to purchase shares of common stock have been treated as outstanding shares of common stock for purposes of basic earnings per share because the shares are issuable for nominal consideration upon exercise of the warrants. Warrants to purchase 1,420,000 shares of common stock were outstanding at December 31, 2004 with a weighted average exercise price of $0.01. On December 16, 2005, all outstanding warrants were exchanged for 1,420,000 shares of common stock. Vested restricted stock units have been treated as outstanding shares of common stock for purposes of basic and diluted earnings per share. Unvested restricted stock units that are not subject to performance conditions are included in diluted EPS using the treasury stock method. Unvested restricted stock units that are subject to performance conditions are included in diluted EPS using the treasury stock method when it is probable that the performance conditions will be achieved.

Company stock with repurchase rights granted to employees prior to July 18, 2001 has been treated as outstanding shares of common stock for purposes of basic earnings per share. Company stock granted to employees after July 18, 2001 has not been treated as outstanding shares of common stock consistent with the guidance in EITF 00-23, Issue 33(a). The Company has treated these shares as participating securities since the holders participate equally with outstanding common shares on any dividends declared by the Company and has reduced net income available to common shareholders for amounts that would be paid to the award holders if all earnings of the Company had been distributed. Company stock, with repurchase rights, granted to employees prior to July 18, 2001 and outstanding at December 31, 2004 was 205,000. Company stock with repurchase rights granted to employees after July 18, 2001 outstanding at December 31, 2004 was 156,000. The treatment of these shares as participating securities ceased after December 16, 2005 as the repurchase rights terminated upon completion of the initial public offering.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

The following represents the reconciliation from basic shares to fully diluted shares for the respective periods.

	Years Ended December 31,
	2006	2005	2004

Determination of diluted number of shares:
Weighted average shares used to compute basic EPS	25,827,000	18,897,000	15,637,000
Shares issuable on conversion of notes	—	—	2,073,000
Dilutive effect of unvested restricted stock units	12,000	—	—

Diluted weighted average shares outstanding	25,839,000	18,897,000	17,710,000

Calculation of diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$21,009	$(5,076)	$13,824
Add: Interest component on assumed conversion of convertible notes, net of taxes	—	—	361

Net income (loss), adjusted	$21,009	$(5,076)	$14,185

Basic net income (loss) per share	$0.81	$(0.27)	$0.88

Diluted net income (loss) per share	$0.81	$(0.27)	$0.80

The Company has excluded options for an aggregate of 105,000, 50,000, and 0 for the years ended December 31, 2006, 2005, and 2004, respectively, from the calculation of diluted net income per common share as all such options are antidilutive, because their respective exercise prices exceeded the average market price of the Company’s stock during the period.

5.	Acquisitions

2006 acquisitions

On May 5, 2006, the Company acquired substantially all of the assets of Astroflex, Inc., a designer and marketer of vehicle remote start products for $3,956 in cash, including $128 in acquisition related costs. The acquired assets consisted principally of property and equipment, inventory, trademarks, patents, customer relationships, covenants not to compete, and goodwill. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The amount of purchase price allocated to goodwill was $375.

On August 31, 2006, the Company acquired substantially all of the assets and liabilities of M&P Directed Electronics, an exclusive distributor of the Company’s products, for $1,832 in cash, including $124 in acquisition related costs. The acquired assets consisted principally of property and equipment, trade receivables, inventory, trademarks, customer relationships, covenants not to compete, goodwill, trade payables, and accrued expenses. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The amount of purchase price allocated to goodwill was $149.

On October 31, 2006, the Company acquired substantially all of the assets and certain liabilities of Autostart, a Canadian remote start company for $7,070 in cash, including $70 in acquisition related costs. The acquired assets consisted principally of property and equipment, inventory, trade receivables, intangible assets, trade payables, and accrued expenses. The acquisition was accounted for under the purchase method of accounting. The purchase price

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

was allocated to the assets acquired and liabilities assumed based on their fair values. The amount of purchase price allocated to goodwill was $579.

On September 22, 2006, the Company completed its acquisition of 100% of the outstanding capital stock of Polk Holding Corp. (Polk), a leading provider of high performance home and mobile audio equipment, for $135,449 plus acquisition related costs of $2,658. The Company acquired Polk to expand its home and mobile audio product offering. The acquisition was funded through an increase in the Company’s senior notes of $141,000. The fair value of the net assets acquired was approximately $80,400. The Company recorded $57,707 in goodwill related to the Polk acquisition.

As a result of the acquisition, Polk became a wholly owned subsidiary of the Company and, therefore, is included in the results of operations for the period since the acquisition date to December 31, 2006.

The acquisition was accounted for under the purchase method of accounting whereby the net tangible and intangible assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as follows:

		Weighted-
		average
		amortization
	Value	period

Cash	$463
Accounts receivable	9,677
Inventory	22,230
Deferred tax assets and other assets	3,239
Property and equipment	1,813
Deferred tax liabilities and other liabilities assumed	(50,044)
Intangible assets acquired:
Polk trademarks and trade names	70,228	Indefinite
Polk trademarks and trade names	914	10
License agreement	820	5
Customer relationships	14,960	13
Patents	4,070	15
Covenants not to compete	2,030	5

Net assets acquired	80,400
Residual goodwill	57,707

Total purchase price	$138,107

During the fourth quarter, the Company completed its valuation of the assets and liabilities related to the acquisition of Polk. The final valuation resulted in an allocation of the purchase price that was different from the preliminary allocation used in the interim financial statements for the third quarter ended September 30, 2006. In particular, the amount allocated to the fair value of finished goods inventories increased by $6,032, the fair value of accounts payable and accrued liabilities decreased by $2,015, the fair value of identifiable intangible assets increased by $3,217, and the fair value of deferred tax liabilities decreased by $10,567.

The following summary presents unaudited pro forma consolidated results of operations for the years ended December 31, 2006 and 2005 as if the acquisition of Polk described above had occurred at the beginning of the

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

periods presented. The other acquisitions were not considered significant and have not been included. The pro forma information includes adjustments that were directly attributable to the transaction and were expected to have a continuing impact on the Company. The Company incurred non-recurring professional service fees, a non-recurring bonus paid in connection with the acquisition, and a one-time charge to interest expense for the write-off of debt issuance costs, all of which were directly attributable to the transaction, in the aggregate amount of $2,400 during the year ended December 31, 2006, which are included in the pro forma consolidated results of operations below. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of that date, or of results which may occur in the future.

	(Unaudited)
	Year ended December 31,
	2006	2005

Revenue	$498,825	$389,238
Income from operations	$48,304	$21,589
Net income (loss)	$13,891	$(10,714)
Net income (loss) per common share:
Basic	$0.53	$(0.56)
Diluted	$0.53	$(0.56)
Weighted average common shares:
Basic	26,032,000	19,179,000
Diluted	26,050,000	19,179,000

2005 acquisition

During 2005, the Company acquired virtually all of the assets of DesignTech, a designer and marketer of vehicle remote start products for $1,050 in cash. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The acquired assets consisted principally of trademarks, customer relationships, and goodwill. The amount of purchase price allocated to goodwill was $507.

2004 acquisition

On September 17, 2004, the Company acquired substantially all the assets and assumed certain liabilities of Definitive Technology, L.L.P. (“Definitive”), a designer and marketer of home audio loudspeakers, for $50,000. The Company acquired Definitive to expand its home audio product offering. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The fair values of intangible assets were determined by the Company based in part on an independent appraisal. The amount of purchase price allocated to goodwill was $20,694. The results of operations of Definitive for the period since the acquisition to December 31, 2006, 2005, and 2004 are included in the Company’s consolidated statements of operations.

6.	Licensing Agreements

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

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

and maintain those patents subject to the license. The Company recorded the entire up-front payment as royalty and other revenue in the accompanying statement of operations for the year ended December 31, 2004.

7.	SIRIUS Satellite Radio Agreement

In July 2004, the Company entered into an arrangement with SIRIUS Satellite Radio, Inc. (“SIRIUS”) to market and sell certain SIRIUS products and other related hardware. Under the arrangement, the Company may sell these SIRIUS products to any of its authorized dealers. The Company has credit risk for all transactions with customers. For the years ended December 31, 2006, 2005, and 2004, the Company recorded $220,070, $120,893, and $29,430 in gross sales related to the sale of SIRIUS products, respectively.

8.	Balance Sheet Details

The following provides certain balance sheet details:

	December 31,
	2006	2005

Inventories:
Raw materials	$1,562	$732
Finished goods	121,135	42,592

	$122,697	$43,324

Property and equipment:
Machinery and equipment	$5,096	$3,329
Molds and tooling	4,242	3,802
Furniture and fixtures	913	568
Leasehold improvements	847	602
Construction in process	939	316

	12,037	8,617
Accumulated depreciation and amortization	(4,969)	(3,968)

	$7,068	$4,649

Accrued liabilities:
Accrued warranty costs	$8,631	$7,412
Accrued salaries, bonuses and employee benefits	5,361	11,239
Accrued sales incentives	7,050	5,295
Cash held in escrow related to Polk acquisition	6,800	—
Other	5,016	2,077

	$32,858	$26,023

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

9.	Intangible Assets

Intangible assets consisted of the following:

	December 31, 2006
	Useful Life	Gross	Accumulated	Net Book
	(Years)	Amount	Amortization	Value

Intangibles subject to amortization:
Patents	2-20	$16,055	$8,670	$7,385
Customer relationships	7-15	57,407	15,271	43,136
Licensing agreements	5-12	2,250	820	1,430
Non-compete agreements	2-5	2,810	453	2,357
Trademark	10-20	1,146	25	1,121

		79,668	25,239	54,429
Intangibles not subject to amortization, excluding goodwill:
Trademarks		131,683	—	131,683

Total intangibles		$211,351	$25,239	$186,112

	December 31, 2005
	Useful Life	Gross	Accumulated	Net Book
	(Years)	Amount	Amortization	Value

Intangibles subject to amortization:
Patents	8-11	$11,230	$7,268	$3,962
Customer relationships	15	37,494	12,416	25,078
Licensing agreements	12	1,430	655	775
Non-compete agreements	4	550	178	372

		50,704	20,517	30,187
Intangibles not subject to amortization, excluding goodwill:
Trademarks		60,059	—	60,059

Total intangibles		$110,763	$20,517	$90,246

Amortization expense of intangible assets subject to amortization is estimated to be $6,563 in 2007, $5,513 in 2008, $5,369 in 2009, $5,393 in 2010, and $5,032 in 2011.

10.	Financing Arrangements

In February 2005, the Company entered into the second amendment to the senior credit facility, which reduced the interest rate margin for LIBOR senior notes by 1% to 3.25%. In September 2005, the Company entered into the third amendment to the senior credit facility to increase the senior notes by $15.0 million to $171.0 million and increase the amount available under the revolving credit facility from $25.0 million to $50.0 million. In December 2005, the Company entered into the fourth amendment to its senior credit facility, which provided for, among other things, a further reduction of 1% in the interest rates on all senior notes to LIBOR plus 2.25% to 3.25%, effective February 4, 2006. Borrowings under the senior credit facility are collateralized by substantially all the assets of the Company.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

On September 22, 2006, in connection with the acquisition of Polk, the Company entered into an agreement amending its senior credit facility. The amended credit agreement provides for senior notes (“Senior Notes”) in an aggregate principal amount equal to $306,800, which represents a principal addition of $141,000, plus a revolving loan (“Revolving Loan”) in a maximum principal amount of $100,000, of which $50,000 is available during the year from March through September due to the seasonality of the Company’s business. The Revolving Loan will mature on September 22, 2012 and the Senior Notes will mature on September 22, 2013. Pursuant to the amended credit agreement, an incremental loan facility is available to the Company in an aggregate amount up to $75,000, provided that (i) no default or event of default shall have occurred and be continuing, and (ii) the Company remains in compliance with all covenants contained in the amended credit agreement. The proceeds of the Senior Notes were used to refinance the Company’s existing credit agreement and to finance the acquisition of Polk, and to pay fees and expenses in connection with that acquisition. The Revolving Loan and incremental loan facility may be used for working capital requirements, general corporate purposes and acquisitions permitted under the amended credit agreement.

At December 31, 2006, the effective interest rate of all borrowings under the senior credit facility was 8.40%. Principal is payable in quarterly installments of $767 through June 2013 and a final installment of the total principal is due on September 22, 2013. The senior credit facility contains certain affirmative and negative covenants related to indebtedness, leverage and fixed charges coverage, and restrictions against paying cash dividends without the lenders’ consent. The Company was in compliance with all covenants at December 31, 2006.

The following is a summary of the senior credit facility:

	December 31,
	2006	2005

Revolving loans	$37,000	$5,200
Senior notes	305,227	166,610

	342,227	171,810
Current portion	(3,068)	(1,699)

	$339,159	$170,111

Annual maturities of the senior notes payable are $3,068 for each of the next five years.

During 2006 and 2005, the Company incurred $3,404 and $1,384, respectively, of debt issuance costs, which are included in other assets and are amortized to interest expense over the term of the debt using the effective interest method. Upon prepayment of notes payable in 2004, the Company wrote off unamortized debt issuance costs and incurred prepayment premiums for a total of $2,715. In connection with the amendment of the credit facility in 2006, the Company wrote off unamortized debt issuance costs of $341. These costs are recorded as interest expense in the accompanying consolidated statements of operations.

On January 3, 2007, the Company entered into an interest rate swap agreement with a three-year term in compliance with covenant requirements of our senior credit facility. Under the agreement approximately $153,000 of floating rate debt payments will be swapped for a fixed rate debt payment at a rate of 5.04% plus a 2.50% margin.

Upon completion of the initial public offering on December 16, 2005, the Company repaid $74,000 of subordinated notes, plus accrued interest of $1,822 and a prepayment premium of $740. Upon prepayment of the subordinated notes in 2005, the Company wrote off unamortized debt issuance costs and incurred prepayment premiums for a total of $3,240. These costs are recorded as interest expense in the accompanying consolidated statements of operations.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

11.	Shareholders’ Equity

(a) Common Stock

From December 2002 through 2005, the Company issued an aggregate 138,000 shares of common stock to employees for aggregate consideration of $670, of which $303 was paid in cash and $367 in notes receivable. An aggregate of $255 in notes receivable have been forgiven by the Company and recorded as compensation expense in the period in which the notes were forgiven.

In June 2004 the Company issued 4,631,000 shares of common stock upon the conversion of $14,160 in convertible promissory notes which included $10,038 in principal and $4,122 in accrued interest.

In September 2004, the Company sold 1,161,000 shares of its common stock at a price of $5.17 per share to an existing shareholder. The proceeds to the Company of $5,988 were used as part of the proceeds for the Company’s acquisition of Definitive Technology.

On December 16, 2005, the Company closed the initial public offering of its common stock in which it sold 5,938,000 shares of common stock at $16.00 per share for gross proceeds of $95,000. After underwriting discounts, commissions and offering expenses, the Company received net proceeds of $85,760.

The authorized number of common shares at December 31, 2006 and 2005 was 100,000,000 with a par value of $0.01 per share. The holders of common stock are entitled to dividends if and when such dividends are declared by the Company’s Board of Directors. Each holder of common stock is entitled to one vote for each share of common stock.

In September 2006, in connection with the completion of the acquisition of Polk, we sold an aggregate of 282,000 shares of our common stock to 10 Polk employees for an aggregate purchase price of $3,500, or $12.40 per share. The purchase and sale of the shares was consummated concurrently with the acquisition of Polk.

(b) Warrants

At December 31, 2004, the Company had issued and outstanding 1,420,000 warrants which allow the warrant holders to purchase that number of common shares at an exercise price of $0.01 per share. In conjunction with the closing of the initial public offering on December 16, 2005, all outstanding warrants were exercised, resulting in the issuance of 1,420,000 shares of common stock.

(e) Convertible promissory notes

From July 19, 2001 through December 31, 2005, the Company issued 162,000 shares of its common stock and $19 aggregate principal amount of convertible promissory notes to certain of its employees for gross proceeds of $747. The repurchase rights for both the stock and the notes lapsed upon the initial public offering, and the Company recognized $2,527 of stock based compensation expense with respect to these employee owned shares, which was recorded in selling, general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2005. No convertible promissory notes were outstanding at December 31, 2005.

(f) Dividends

In June 2004, in connection with the recapitalization, the Company paid a cash dividend of $6.24 per share to then existing shareholders and warrant-holders totaling $109,360.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

12.	Income Taxes

The components of the provision for (benefit from) income taxes are as follows:

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$12,291	$4,914	$5,233
State	1,913	1,036	1,442
Foreign	835	(25)	294

	15,039	5,925	6,969

Deferred:
Federal	(1,388)	(4,987)	2,194
State	(409)	(1,336)	591
Foreign	(116)	—	—

	(1,913)	(6,323)	2,785

	$13,126	$(398)	$9,754

Income (loss) before tax resulting from foreign sales amounted to $2,672, $(85), and $660 in 2006, 2005, and 2004, respectively.

The provision for (benefit from) income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2006	2005	2004

Expected provision at federal statutory rate	$11,947	$(1,937)	$8,301
State tax, net of federal tax benefit	963	17	1,349
Tax credits	(53)	25	(294)
Foreign tax	(204)	(25)	294
Other permanent items	454	9	104
Stock based compensation	—	885	—
Initial public offering costs capitalized for tax	—	628	—
Other	19	—	—

	$13,126	$(398)	$9,754

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2006	2005

Deferred tax assets:
Allowances and accruals	$9,359	$3,813
Revenue deferred for books	1,343	1,260
State taxes	1,266	792
Stock based compensation	2,586	2,154
Other	379	—

Total current deferred tax assets	14,933	8,019

Stock based compensation	2,617	4,308

Long-term deferred tax asset	2,617	4,308

Total deferred tax assets	17,550	12,327

Deferred tax liabilities:
Inventory step-up	(894)	—

Total current deferred tax liability	(894)	—
Goodwill	(13,083)	(9,816)
Intangible assets	(42,968)	(6,754)
Depreciation	(39)	(428)

Total long-term deferred tax liability	(56,090)	(16,998)

Total deferred tax liabilities	(56,984)	(16,998)

Net deferred tax liabilities	(39,434)	(4,671)

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

If the actual tax deduction realized when stock options are exercised or restricted stock units are delivered is less than recognized compensation expense, we may have significant tax shortfalls in the future. The tax provision for 2006 includes shortfalls of $235.

Income (loss) before tax resulting from foreign sales amounted to $2,672, $(85), and $660 in 2006, 2005, and 2004, respectively.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

13.	Benefit Plans

Employee Savings Plan

The Company sponsors a 401(k) savings plan (the “Plan”). The Plan allows for eligible employees to contribute up to 20% of their annual compensation, with the Company providing a match totaling 50% of the employee’s contribution up to a maximum of $2. Company contributions vest over four years. The Company made contributions of $279, $178, and $137 to the Plan for the years ended December 31, 2006, 2005, and 2004, respectively.

Equity Participation Rights Agreement

The Company entered into an Equity Participation Rights Agreement (the “Rights Agreement”) with its Chief Executive Officer (the “Officer”) in January 2001, which was amended in August 2003. Under the Rights Agreement, the Officer would receive a percentage of the proceeds upon a liquidity event of the Company as defined in the Rights Agreement. Any payment to the Officer under the Rights Agreement would be recorded as a charge to operating income upon the closing of a liquidity event. Upon the completion of the initial public offering in 2005, a payment totaling $2,236 was owed under this agreement. This amount was expensed and included in included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2005. Upon the completion of the initial public offering in 2005, this plan was terminated.

14.	Related Party Transactions

The Company paid management fees of $1,713, $4,220, and $552 to Trivest, the majority shareholder, during the years ended December 31, 2006, 2005, and 2004, respectively. The Company paid a one-time advisory fee of $1,713 to Trivest in September 2006 in connection with the acquisition of Polk. These costs were capitalized as acquisition related costs. Included in 2005 management fees, is a one-time payment of $3,500 to terminate the management agreement upon completion of the initial public offering in December 2005.

Under an operating lease agreement for its primary distribution facility and corporate headquarters, the Company paid a company owned by a Board member and shareholder $1,347, $1,573, and $1,277 during the years ended December 31, 2006, 2005, and 2004, respectively.

Polk, a recently acquired wholly owned subsidiary of the Company, is obligated under two operating leases for its primary distribution facility and office facility with two separate partnerships comprised of shareholders of the Company. Rentals paid to the partnerships in 2006 were $433.

15.	Commitments and Contingencies

Operating leases

The Company leases its facilities and some equipment under non-cancelable operating leases that expire on various dates through December 2016. Rent expense is recognized on a straight-line basis over the lease term, and for the years ended December 31, 2006, 2005, and 2004 was approximately $2,577, $1,679, and $1,624, respectively.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, 2004
(In thousands, except share and per share data)

Future minimum lease payments for all operating leases for the years ending December 31 are as follows:

2007	$4,341
2008	4,374
2009	4,170
2010	4,193
2011	4,230
Thereafter	20,919

Total	$42,227

Litigation

The Company has been named as a defendant in a lawsuit asserting patent infringement. Specifically, the plaintiff alleged that certain of the Company’s products infringe certain of the plaintiff’s patents. The plaintiff sought both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. A jury trial began January 26, 2007 and concluded February 12, 2007. A jury verdict was handed down finding the asserted patents were infringed and damages to the plaintiff were found to be $615. The Company is pursuing post trial motions seeking verdicts on certain issues. Appeal options are also being considered. The Company has accrued for the $615 as of December 31, 2006. The Company incurred legal fees of approximately $2,978 in defending the case during 2006.

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

A manufacturer of the Company’s products has been named as a defendant in a lawsuit alleging patent infringement. Specifically, the plaintiff alleges that certain of the Company’s products infringe on certain of the plaintiff’s patents. The plaintiff is seeking an injunction, payment for past damages, and destruction of all tooling and means to manufacture the product. The Company’s manufacturer is seeking full indemnification of all legal expenses and any damages that may be awarded to the plaintiff. The Company has assumed the defense in this matter. Although the ultimate outcome of this matter is not currently determinable, the Company believes that it has meritorious defenses to these allegations, intends to vigorously defend the case, and does not expect this litigation to materially impact its business, results of operations, or financial condition. However, there can be no assurance that the Company will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on the Company’s results of operations.

From time to time, the Company is involved in other litigation and proceedings in the ordinary course of its business. Except as described above, the Company is not currently involved in any legal proceedings that it believes would have a material adverse effect on its business or financial condition.