Form 10-Q
period 2007-03-31
Directed Electronics, Inc.
filed 2007-05-10
CIK 1323630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 4, 2007, there were outstanding 25,220,341 shares of the registrant’s common stock, par value $.01 per share.

Page
PART I — FINANCIAL INFORMATION	1

Item 1. Financial Statements (unaudited)	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	14

PART II — OTHER INFORMATION	14

Item 1. Legal Proceedings	14
Item 6. Exhibits	15

SIGNATURES	16
EX-10.28
EX-10.29
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECTED ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,137	$9,861
Accounts receivable, net of allowance for doubtful accounts of $1,729 and $1,464 at March 31, 2007 and December 31, 2006, respectively	53,019	157,013
Inventories	70,122	122,697
Other receivables	36,191	1,942
Prepaid expenses and other current assets	16,980	15,774
Deferred tax assets	13,882	14,039

Total current assets	204,331	321,326
Property and equipment, net	7,046	7,068
Intangible assets, net	184,292	186,112
Goodwill	156,602	156,617
Other assets	7,306	7,584

Total assets	$559,577	$678,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,460	$116,690
Accrued liabilities	23,341	32,858
Current portion of senior notes payable	3,068	3,068
Taxes payable	—	7,772

Total current liabilities	59,869	160,388
Revolving loan	20,000	37,000
Senior notes, less current portion	301,392	302,159
Deferred tax liabilities	53,473	53,473
Other liabilities	3,352	1,296

Total liabilities	438,086	554,316

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000; issued and outstanding shares — 25,199 and 25,164 at March 31, 2007 and December 31, 2006, respectively	251	251
Paid-in capital	114,427	114,571
Notes receivable from shareholders	(3)	(10)
Accumulated other comprehensive income (loss)	(301)	235
Retained earnings	7,117	9,344

Total shareholders’ equity	121,491	124,391

Total liabilities and shareholders’ equity	$559,577	$678,707

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Net product sales	$76,834	$73,266
Royalty and other revenue	1,099	1,035

Net sales	77,933	74,301
Cost of sales	46,299	51,543

Gross profit	31,634	22,758

Operating expenses:
Selling, general and administrative	22,227	12,986
Amortization of intangibles	1,204	660
Provision for litigation	5,494	—

Total operating expenses	28,925	13,646

Income from operations	2,709	9,112

Other income (expense):
Interest expense	(7,037)	(3,489)
Interest income	78	214

Income (loss) before provision for (benefit from) income taxes	(4,250)	5,837
Provision for (benefit from) income taxes	(1,482)	1,840

Net income (loss)	$(2,768)	$3,997

Net income (loss) per common share:
Basic and diluted	$(0.11)	$0.16

Weighted average number of common shares:
Basic and diluted	25,955	25,753

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income (loss)	$(2,768)	$3,997
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,290	1,469
Provision for litigation	5,494	—
Non-cash interest expense	280	342
Non-cash stock-based compensation	125	59
Deferred taxes	157	(432)
Changes in operating assets and liabilities
Accounts receivable, net	104,104	63,448
Inventories	52,607	(17,869)
Prepaid expenses and other assets	(35,598)	2,297
Accounts payable	(83,949)	(15,559)
Accrued liabilities	(14,625)	(12,926)
Taxes payable	(7,231)	(735)
Other	1,704	133

Net cash provided by operating activities	22,590	24,224

Investing activities
Purchases of property and equipment	(592)	(479)

Net cash used in investing activities	(592)	(479)

Financing activities
Proceeds from long-term debt	56,500	7,800
Payments on long-term debt	(74,267)	(13,425)
Debt issuance costs	—	(17)
Payments received on shareholder loan	7	73

Net cash used in financing activities	(17,760)	(5,569)

Net effect of exchange rates on cash	38	(94)

Increase in cash and cash equivalents	4,276	18,082
Cash and cash equivalents at beginning of period	9,861	12,167

Cash and cash equivalents at end of period	$14,137	$30,249

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited and in thousands, except per share amounts)
1. Basis of Presentation
     The accompanying interim unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to state fairly the consolidated financial position, results of operations and cash flows for all periods presented. Because of the seasonal nature of the Company’s business, the results of operations are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2006.
2. Summary of Significant Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, sales returns, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, warranty reserves, and contingencies. A summary of the Company’s significant accounting policies is contained in Note 2 of the Consolidated Financial Statements included in the Company’s fiscal 2006 Annual Report on Form 10-K. Other than those listed below, there have been no changes to the Company’s significant accounting policies subsequent to December 31, 2006.
Accounting for Income Taxes
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
     In June 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. The Company adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For additional information regarding the adoption of FIN 48, see Note 7, Income Taxes.
Accounting for Derivative Instruments and Hedging Activities
     The Company is hedging the cash flows of a portion of its long-term debt using two interest rate swaps combined as one hedging instrument (the “derivative contract” or “interest rate swap”). The Company entered into this derivative contract to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt and to comply with covenant requirements of its senior credit facility. In the interest rate swap, the Company agreed to exchange the difference between a variable interest rate and a fixed interest rate, multiplied by a notional principal amount. The Company does not use derivative instruments for trading or other speculative purposes.
     The Company records the derivative on its consolidated balance sheet at its fair value. As the derivative is designated as a cash flow hedge and the hedging relationship qualifies for cash flow hedge accounting, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to interest expense when the hedged debt affects interest expense. The ineffective portion of the change in fair value of the derivative, if any, is recognized in interest expense in the period of the change.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited and in thousands, except per share amounts)
     At inception, the Company determined that the hedge was highly effective. In addition, on a quarterly basis, the Company performs an assessment to determine whether the change in the fair value of the derivative is deemed highly effective in offsetting the change in cash flows of the hedged item. If at any time subsequent to the inception of the hedge, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. For additional information regarding the interest rate swap, see Note 8, Derivative Instruments and Hedging Activities.
Presentation of Taxes Collected from Customers
     In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 06-3, or EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The Company adopted the provisions of EITF 06-3 on January 1, 2007. The adoption of EITF 06-3 did not change the Company’s method for reporting taxes collected from customers on a net presentation basis in the consolidated statement of operations.
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, $1,942 was previously included in prepaid expenses and other current assets in the December 31, 2006 consolidated balance sheet, which has been reclassified to other receivables. For additional information regarding other receivables, see Note 9, Other Receivables.
3. Accounting for Stock-Based Compensation Expense
     In 2005, the Company adopted the 2005 Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan provides for the issuance of incentive stock options, stock appreciation rights, restricted stock, stock units, stock granted as a bonus or in lieu of another award, dividend equivalents or other stock-based awards or performance awards to executives, employees, officers, directors, consultants and other persons who provide services to the Company. The total number of shares which remained available for grant under the 2005 Plan was 1,163 at March 31, 2007.
     The Company reported stock-based compensation expense of $125 and $59 as a component of selling, general and administrative expense in the Statement of Operations for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was approximately $3,373 of total unrecognized compensation cost related to unvested share-based awards granted. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 3 years.
     In March 2007, the Company granted restricted stock unit awards for an aggregate of 76 shares of common stock. Half of the awards provide for delivery of all of the underlying common stock on the third anniversary of their grant date, contingent upon continued employment of the holders of the restricted stock units. The remaining 38 are performance-based awards, all of which will vest upon the achievement of certain financial performance goals. If the performance goals are met, the awards provide for delivery on the third anniversary of the grant date. Delivery is contingent upon the Company’s continued employment of the holders of the restricted stock units. As the performance condition was determined to be probable of achievement, the Company began recognizing compensation expense on the date of grant.
     Stock options issued under the 2005 Plan are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the fair market value of the Company’s stock on the date of grant. In March 2007, the Company granted an aggregate of 368 options. As of March 31, 2007, there were options for an aggregate of 473 shares outstanding under the 2005 Plan. No options have been exercised or forfeited during 2007. The outstanding options have a weighted-average exercise price of $10.42, have a weighted-average remaining contractual term of 7.57 years, and had an aggregate intrinsic value of $0 at March 31, 2007.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited and in thousands, except per share amounts)
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
     The Company has excluded options and restricted stock units for an aggregate of 203 and 50 shares from the calculation of diluted net income (loss) per common share for the three months ended March 31, 2007 and 2006, respectively, because the effect of their inclusion would be antidilutive.
5. Other Comprehensive Income (Loss)
     Comprehensive income (loss) consisted of the following:

	Three Months
	Ended March 31,
	2007	2006
Net income (loss)	$(2,768)	$3,997
Other comprehensive income (loss):
Foreign currency translation effects, net of tax	(36)	(94)
Unrealized losses on interest rate swap, net of tax	(500)	—

Comprehensive income (loss)	$(3,304)	$3,903

     Components of accumulated other comprehensive income (loss) consisted of the following:

	March 31,	December 31,
	2007	2006
Foreign currency translation effects, net of tax	$199	$235
Unrealized gains (losses) on interest rate swap, net of tax	(500)	—

Accumulated other comprehensive income (loss)	$(301)	$235

6. Warranty Liability
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
     Changes in the warranty reserve during the three months ended March 31, 2007 and 2006 were as follows:

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited and in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2007	2006
Beginning balance	$8,631	$7,412
Charged to cost of sales	1,902	3,485
Warranty claims	(5,679)	(5,838)

Ending balance	$4,854	$5,059

     The warranty reserve is included in accrued liabilities.
7. Income Taxes
     The Company’s current estimated annual effective income tax rate that has been applied to normal, recurring operations for the three-months ended March 31, 2007 is 38.6%. After consideration of discrete items, the Company’s effective income tax benefit rate was 35.0% for the three months ended March 31, 2007.
     On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48, the Company recognized a $541 decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of retained earnings. At the adoption date of January 1, 2007, the Company had $876 of unrecognized tax benefits, all of which would impact its effective income tax rate if recognized. The Company does not expect material changes in its unrecognized tax benefits over the next 12 months.
     The Company is subject to U.S. federal income tax as well as income tax of Canada, the United Kingdom, Hong Kong, and multiple state jurisdictions. The tax years 2002 through 2006 remain open to examination by some or all of the major taxing jurisdictions to which the Company is subject.
     The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $499 accrued for interest and $184 accrued for penalties as January 1, 2007.
8. Derivative Instruments and Hedging Activities
     Effective January 4, 2007, the Company entered into two interest rate swap agreements with three-year terms, combined as one hedging instrument (the “derivative contract” or “interest rate swap”). Under the agreements, floating rate interest payments on $153,000 of the Company’s senior credit facility were swapped for a fixed rate interest payment at a rate of 5.04% plus a 2.50% margin. The Company entered into this derivative contract to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt and to comply with covenant requirements of the Company’s senior credit facility.
     For the three months ended March 31, 2007, the swap was 100% effective in offsetting cash flows of the hedged item and, thus, there is no impact on earnings due to hedge ineffectiveness. The fair value of the swap at inception was zero. The Company records the derivative on its consolidated balance sheet at its fair value. The Company classifies the portion of the fair value that is related to cash flows that are expected to occur within the next 12 months as current with the remaining amount classified as non-current. The fair value of the swap agreement as of March 31, 2007 was a net liability of $813, of which $143 was recorded in other current assets and $956 was recorded in other liabilities on the consolidated balance sheet.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited and in thousands, except per share amounts)
     The amount recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments was as follows:

Three Months
Ended
March 31, 2007
Beginning balance	$—
Changes in fair value of derivatives	(813)
Deferred income tax benefit	313

Ending balance	$(500)

9. Other Receivables
     A portion of the Company’s SIRIUS product inventory is subject to an agreement that permits the Company to sell qualifying product at its carrying cost to SIRUIS. Under this inventory protection arrangement, the Company had an aggregate receivable of $27,215 and $0 as of March 31, 2007 and December 31, 2006, respectively.
     From time to time, SIRIUS will provide price protection to the Company for inventory purchased. Under these price protection arrangements, the Company had an aggregate receivable from SIRIUS of $8,976 and $1,942 as of March 31, 2007 and December 31, 2006, respectively.
10. Related Parties
     Under an operating lease agreement for its primary distribution facility and corporate headquarters, the Company paid a company owned by a Board member and shareholder $576 and $400 during the three months ended March 31, 2007 and 2006, respectively.
     Polk, a wholly owned subsidiary of the Company, is obligated under two operating leases for its primary distribution facility and office facility with two separate partnerships comprised of shareholders of the Company. The Company paid rentals to the partnerships of $433 and $0 during the three months ended March 31, 2007 and 2006, respectively.
11. Litigation
     The Company has been named as a defendant in a lawsuit asserting patent infringement. Specifically, the plaintiff alleged that certain of the Company’s products infringe certain of the plaintiff’s patents. The plaintiff sought both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. A jury trial began January 26, 2007 and concluded February 12, 2007. A jury verdict was handed down finding the asserted patents were infringed and damages to the plaintiff were found to be $615, which was accrued as of December 31, 2006. On April 4, 2007, the trial court enhanced the damages for a total award of $1.8 million. The trial court also awarded attorney’s fees to the plaintiff and granted a permanent injunction that prohibits the Company from making, using, or selling any products that infringe on the plaintiff’s patents and requires the Company to recall and destroy any of its infringing products that are in the inventory of its retailer customers. The Company is currently examining its options with respect to this litigation, including various avenues of appeal from the trial court’s decision, and does not believe that its obligations to pay damages and attorneys fees will have a material adverse effect on its business or financial condition. The Company has increased the accrual related to the judgment on this case by $4,385 during the current quarter, bringing the aggregate amount accrued to $5,000 as of March 31, 2007. Additionally, the Company incurred legal fees of approximately $1,109 in defending the case during the three months ended March 31, 2007.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited and in thousands, except per share amounts)
     The Company has been named as a defendant in a lawsuit alleging restraint of trade, monopolization, tortious interference with contracts, anticompetitive practices and unfair competition. The plaintiff is seeking unspecified damages, including punitive damages, as well as attorneys’ fees, and costs. The Company filed a motion to dismiss the case and on April 10, 2007 the Court handed down a ruling dismissing all claims except the claim for tortious interference with contracts. Although the ultimate outcome of this matter is not currently determinable, the Company believes that it has meritorious defense to this allegation, intends to vigorously defend the case, and does not expect this litigation to materially impact its business, results of operations, or financial condition. However, there can be no assurance that the Company will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on the Company’s results of operations.
     In 2006, a manufacturer of the Company’s products was named as a defendant in a lawsuit alleging patent infringement. Specifically, the plaintiff alleged that certain of the Company’s products infringed on certain of the plaintiff’s patents. The plaintiff sought an injunction, payment for past damages, and destruction of all tooling and means to manufacture the product. The Company’s manufacturer sought full indemnification of all legal expenses and any damages that may be awarded to the plaintiff. The Company assumed the defense in this matter. On April 10, 2007, the plaintiff withdrew the case. It is uncertain whether the case will be re-filed.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions, Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and elsewhere in this report.
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
     We have grown our business both organically and through acquisitions. Our expansion has resulted in diversifying our product offerings, distribution channels, and base of contract manufacturers. We expanded our business by entering into an arrangement with SIRIUS Satellite Radio in 2004 to sell and market SIRIUS-branded satellite radio products, thus increasing our penetration of national electronics retailers and further diversifying our product mix. During 2006, we expanded our security and entertainment product sales through acquisitions.
     We outsource all of our manufacturing activities to third parties located primarily in Asia. Our costs are largely driven by the prices we negotiate with our suppliers. Our expenses are also impacted by such items as personnel, sales and marketing, distribution, and occupancy costs.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements:

	Three Months Ended
	March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	59.4%	69.4%

Gross profit	40.6%	30.6%
Total operating expenses	37.1%	18.4%

Income from operations	3.5%	12.2%
Interest expense, net	8.9%	4.4%

Income (loss) before provision for (benefit from) income taxes	(5.4)%	7.8%
Provision for (benefit from) income taxes	(1.9)%	2.5%

Net income (loss)	(3.5)%	5.3%

     Net sales that represent gross product sales to customers less rebates and payment discounts, plus royalty and other revenue. We do not allocate these rebate or payment discounts to specific product categories. As a result, in the discussion below we discuss gross sales by product category. The following table sets forth our gross and net sales information:

	Three Months Ended
	March 31,
	2007	2006
Gross security and entertainment sales	$64,732	$39,234
Gross satellite radio sales	15,431	36,277
Rebate/payment discount	(3,329)	(2,245)

Net product sales	76,834	73,266
Royalty and other revenues	1,099	1,035

Net sales	$77,933	$74,301

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Net Sales
     Our net sales increased approximately $3.6 million, or 4.8%, to $77.9 million for the three months ended March 31, 2007 compared with $74.3 million for the three months ended March 31, 2006. The increase was driven by a 65.1% increase in security and entertainment product sales resulting primarily from our acquisition of Polk in September 2006. Within the security and entertainment category, the Polk impact on sales was partially offset by lower mobile audio and mobile video product sales due to industry-wide softness in these two categories. Satellite radio product sales decreased by approximately $20.9 million, or 57.6%, to $15.4 million for the three months ended March 31, 2007 compared with $36.3 million for the three months ended March 31, 2006. The decrease was primarily due to reduced demand during the first quarter of 2007 from the residual effect of the slower than expected sell-through of SIRIUS products during the 2006 holiday season and to possible consumer uncertainty related to the proposed business combination between SIRIUS and XM Radio. Additionally, reported sales were decreased during the quarter by approximately $4.0 million to reflect the amounts that we will reimburse our customers related to voluntary price reductions on certain SIRIUS products. In turn, have received price reductions from SIRIUS related to these products.
Gross Profit and Income from Operations
     Our gross profit increased by approximately $8.8 million, or 38.6%, to $31.6 million for the three months ended March 31, 2007 compared with $22.8 million for the three months ended March 31, 2006 due to an increase in our net sales and change in product sales mix. Our gross profit margin increased from 30.6% for the three months ended March 31, 2006 to 40.6% for the three months ended March 31, 2007 primarily due to the sales mix shift in selling significantly less satellite radio products during the period, which have lower gross margins than our security and entertainment business. Our security and entertainment margins remained at historical levels.
     Operating expenses increased by approximately $15.3 million, or 112.5%, to $28.9 million for the three months ended March 31, 2007 compared with $13.6 million for the three months ended March 31, 2006 primarily due to $8.8 million of costs associated with the increase in our sales base due to 2006 acquisitions and $5.5 million of legal expenses related to patent litigation. As a result, income from operations decreased approximately $6.4 million, or 70.3%, to $2.7 million for the three months ended March 31, 2007 compared with $9.1 million for the three months ended March 31, 2006. As more fully described in Part II, Item 1. Legal Proceedings below, we are involved in certain litigation related to patent infringement.
Interest Expense
     Net interest expense increased approximately $3.7 million, or 112.1%, to $7.0 million for the three months ended March 31, 2007 compared with $3.3 million for the three months ended March 31, 2006. Our senior credit facility was amended in connection with our acquisition of Polk in September 2006, which resulted in additional borrowings of $141.0 million and a 25 basis point increase in our interest rates.
Provision for (benefit from) Income Taxes
     Our effective tax rate increased from 31.5% for the three months ended March 31, 2006 to 35.0% for the three months ended March 31, 2007. This increase resulted from a discrete income tax benefit of $0.4 million in the first quarter of 2006 related to the revaluation of deferred tax assets and liabilities, as well as the amount of income subject to various taxing authorities with varying income tax rates. The Company’s current estimated annual effective income tax rate that has been applied to normal, recurring operations for the three-months ended March 31, 2007 was 38.6%. Our expected annual effective income tax rate is approximately 38.5% for the year ended December 31, 2007. The difference between our effective tax rate of 35.0% for the three-months ended March 31, 2007 and the annual effective rate is primarily the result of a discrete income tax benefit related to litigation expenses during the quarter.

Liquidity and Capital Resources
     Our principal uses of cash are for operating expenses, working capital, servicing long-term debt, capital expenditures, acquisitions, and payment of income taxes. Our capital expenditures are generally low. As a result of seasonal demand, our receivables and payables typically peak near the end of the year due to high fourth quarter volume and will typically be reduced in the first quarter of the year. Historically, we have financed these requirements from internally generated cash flow and borrowings from our credit facility.
     Net cash provided by operating activities was approximately $22.6 million for the three months ended March 31, 2007, compared to approximately $24.2 million for the three months ended March 31, 2006, a decrease of $1.6 million. This decrease is primarily due to slower moving SIRIUS inventory in the current quarter and the increase in receivables as of March 31, 2007 related to an inventory protection arrangement we have with SIRIUS. The difference between our year-to-date 2007 operating cash flow and our $2.8 million net loss was primarily attributable to decreases of $104.1 million, $52.6 million, and $83.9 million in our accounts receivable, inventories, and accounts payable, respectively. The decrease in accounts receivable was due to the seasonality of our business. The decrease in inventory was due to selling products on hand as of December 31, 2006, along with a $33.9 million reduction related to inventory that was sold at our carrying cost to SIRIUS pursuant to our inventory protection arrangement, and a $4.9 million decrease related to price protection arrangements with SIRIUS. The reductions in inventory for inventory protection arrangements and price protection are reflected in the $34.2 million increase in other receivables as the majority of the cash was not yet collected at March 31, 2007. The decrease in accounts payable is also related to the seasonality of our business.
     Net cash used in financing activities was approximately $17.8 million for the three months ended March 31, 2007 compared with $5.6 million for the three months ended March 31, 2006. The increase occurred primarily due to payments made toward our revolving credit facility during the three months ended March 31, 2007.
     Cash and cash equivalents were $14.1 million as of March 31, 2007 compared with $9.9 million as of December 31, 2006.
     Our principal sources of liquidity are cash from operations and funds available for borrowing under our senior credit facility. Our senior credit agreement provides for senior notes in an aggregate principal amount equal to $306.8 million, plus a revolving loan in a maximum principal amount of $100.0 million, of which only $50.0 million is available from March through September. The revolving loan will mature on September 22, 2012 and the senior notes will mature on September 22, 2013. An incremental loan facility is available to us in an aggregate amount up to $75.0 million, provided that (i) no default or event of default shall have occurred and be continuing, and (ii) we are in compliance with all covenants contained in the amended credit agreement. Our senior credit facility contains certain affirmative and negative covenants related to indebtedness, leverage and fixed charges coverage, and restrictions against paying cash dividends without the lenders’ consent. Principal is payable in quarterly installments of $0.8 million through June 2013 with a final installment of the total principal due on September 22, 2013. The revolving loan and incremental loan facility may be used for working capital requirements, general corporate purposes, and certain permitted acquisitions. As of March 31, 2007, the balance of the senior notes was $304.5 million and we had $20.0 million drawn on our revolving credit facility to fund working capital requirements. In April 2007, we were granted an amendment to our senior credit facility that allows a higher leverage ratio for the next three years.
     Capital expenditures are expected to be approximately $5.0 million in 2007, an increase of approximately $3.0 million from 2006 to support infrastructure needs and a full year of the Polk business. We believe, based on our current revenue levels, that our existing and future cash flows from operations, together with borrowings available under our revolving credit facility, will be sufficient to fund our working capital needs, capital expenditures, and to make interest and principal payments as they become due under the terms of our senior credit facility for the foreseeable future. We have minimal required principal payments until September 2013. We expect to refinance or extend our senior credit facility before that time, but we may not be able to obtain such refinancing on acceptable terms or at all.
     In the future, the growth of our business may require us to seek additional sources of liquidity such as a larger revolving credit facility. In addition, if we pursue significant acquisitions in the future, this will likely necessitate additional borrowings and, potentially, additional equity. Our ability to use operating cash flow to increase our growth is limited by requirements in our credit agreement to repay debt with excess cash flow as defined therein.

Contractual Obligations
     On January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”. As a result of the implementation of FIN 48 we have a liability of unrecognized tax benefits of approximately $0.9 million. We are unable to reasonably estimate the amount or timing of payments for the liability. Other than the obligations related to the adoption of FIN 48, there have been no other material changes outside the ordinary course of business to our total contractual obligations which are set forth in the table included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007.
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
     In addition to those described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006, we believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements as of and for the three-month period ended March 31, 2007.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted. We do not believe that the adoption of SFAS No. 159 will have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our exposure to interest rate risk is primarily the result of borrowings under our existing senior credit facility. At March 31, 2007, $324.5 million was outstanding under our senior credit facility, including $20.0 million that we had drawn on our revolving credit facility. Borrowings under our senior credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are affected by changes in market interest rates on these borrowings. As required by our credit agreement, we entered into a hedge agreement in January 2007 to fix the interest rate on approximately half of our term loans. Pursuant to that agreement, the interest rate on an aggregate of $153.0 million of our senior debt may not exceed 5.04% plus 2.5% margin before January 4, 2010. The swap is in place for three years, ending in January 2010. Changes in fair value of the swap are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet. A 1% increase in the interest rate would result in additional annual interest expense of $1.5 million on our senior credit facility, assuming no revolving credit borrowings.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On March 31, 2004, Omega Patents, L.L.C., or Omega, filed a claim in the United States District Court for the Middle District of Florida, OMEGA PATENTS, L.L.C. vs. FORTIN AUTO RADIO, Inc., alleging breach of a license agreement. On November 11, 2005, Omega amended its complaint to add us as a defendant in the suit, alleging patent infringement. Specifically, Omega alleged that certain of our products infringe certain Omega patents. Omega sought both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. A jury trial commenced on January 26, 2007 in which we pursued various defenses including licensing, non-infringement, and invalidity defenses. On February 12, 2007, the jury returned a verdict in favor of Omega, awarding Omega $0.6 million in damages. On April 4, 2007, the trial court enhanced the damages for a total award of $1.8 million. The trial court also awarded attorney’s fees to Omega and granted a permanent injunction that prohibits us from making, using, or selling any products that infringe on the Omega patents and requires us to recall and destroy any of our infringing products that are in the inventory of our retailer customers. We have accrued $5.0 million as of March 31, 2007 related to the judgment on this case. We are currently examining our options with respect to this litigation, including various avenues of appeal from the trial court’s decision, and do not believe that our obligations to pay damages and attorneys fees will have a material adverse effect on our business or financial condition.
     On October 5, 2006, U.S. Electronics, Inc. (“USE”) filed a claim in the United States District Court for the Southern District of New York, U.S. ELECTRONICS, INC. vs. DIRECTED ELECTRONICS, INC. The claim alleges restraint of trade, monopolization, tortious interference with contracts, anticompetitive practices, and unfair competition. More specifically, USE alleges that we have entered into contracts, induced others, or conspired with third parties to restrict USE from the satellite radio market. USE further alleges that we have interfered with their relationships with certain of their retail customers. USE is seeking unspecified damages, including treble and punitive damages, as well as attorneys’ fees, and costs. On November 21, 2006, we filed a motion to dismiss the case. On April 10, 2007, the Court handed down a ruling dismissing all claims except the claim for tortious interference with contracts. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations, intend to vigorously defend the case, and do not expect this litigation to materially impact our business, results of operations, or financial condition. However, there can be no assurance that we will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on our results of operations.
     In late August 2006, a legal action for patent infringement was brought by Mrs. LV Shu Zhen against Portman Electronics (Shenzhen) Co. Ltd., or Portman, a manufacturer of our products, before the Shenzhen Intermediate People’s Court in The People’s Republic of China (PRC) in connection with its production of our Automate branded transmitter relay product. Mrs. LV Shu Zhen sought an injunction to stop Portman from making the product, payment for past damages, and destruction of all tooling and means to manufacture the product. We were obligated to fully indemnify Portman for all legal expenses and any damage award to which Portman may be subject based on contractual provisions in a written agreement between us and Portman. We assumed the defense in this matter. On April 10, 2007, the plaintiff withdrew the case. It is uncertain whether the case will be re-filed.
     From time to time, we are involved in other litigation and proceedings in the ordinary course of our business. Except as described above, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.
Item 6. Exhibits.
10.28	Second Amendment to Industrial/Commercial Lease Agreement Multi-Tenant — Net by and between the Registrant and Greene Properties, Inc., dated as of March 31, 2006

10.29	Amendment and Waiver No. 1 to Credit Agreement by and among DEI Sales, Inc., the Guarantors listed on the signature pages thereto, the Lenders (as defined therein), and Canadian Imperial Bank of Commerce, acting through its New York Agency as Administrative Agent, dated as of April 20, 2007

31.1	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Executive Officer

31.2	Rule 13a-l4(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTED ELECTRONICS, INC. (Registrant)
Date: May 10, 2007	By:	/s/ James E. Minarik
	Name:	James E. Minarik
	Title:	President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Ronald F. Dutt
	Name:	Ronald F. Dutt
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
10.28	Second Amendment to Industrial/Commercial Lease Agreement Multi-Tenant — Net by and between the Registrant and Greene Properties, Inc., dated as of March 31, 2006

10.29	Amendment and Waiver No. 1 to Credit Agreement by and among DEI Sales, Inc., the Guarantors listed on the signature pages thereto, the Lenders (as defined therein), and Canadian Imperial Bank of Commerce, acting through its New York Agency as Administrative Agent, dated as of April 20, 2007

31.1	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Executive Officer

31.2	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer