Form 10-Q
period 2007-06-30
Directed Electronics, Inc.
filed 2007-08-09
CIK 1323630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of August 6, 2007, there were outstanding 25,259,414 shares of the registrant’s common stock, par value $.01 per share.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECTED ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,069	$9,861
Accounts receivable, net of allowance for doubtful accounts of $1,539 and $1,464 at June 30, 2007 and December 31, 2006, respectively	70,286	157,013
Inventories	60,675	122,697
Other receivables	10,805	1,942
Prepaid expenses and other current assets	20,106	15,774
Deferred tax assets	13,446	14,039

Total current assets	188,387	321,326
Property and equipment, net	6,988	7,068
Intangible assets, net	186,454	186,112
Goodwill	163,903	156,617
Other assets	8,384	7,584

Total assets	$554,116	$678,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,641	$116,690
Accrued liabilities	21,923	32,858
Current portion of senior notes payable	3,068	3,068
Taxes payable	—	7,772

Total current liabilities	49,632	160,388
Revolving loan	24,000	37,000
Senior notes, less current portion	300,625	302,159
Deferred tax liabilities	53,473	53,473
Other liabilities	2,730	1,296

Total liabilities	430,460	554,316

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000; issued and outstanding shares — 25,238 and 25,164 at June 30, 2007 and December 31, 2006, respectively	251	251
Paid-in capital	114,470	114,571
Notes receivable from shareholders	(3)	(10)
Accumulated other comprehensive income	1,810	235
Retained earnings	7,128	9,344

Total shareholders’ equity	123,656	124,391

Total liabilities and shareholders’ equity	$554,116	$678,707

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net product sales	$85,634	$76,895	$162,468	$150,161
Royalty and other revenue	1,096	783	2,195	1,818

Net sales	86,730	77,678	164,663	151,979
Cost of sales	58,351	57,004	104,650	108,547

Gross profit	28,379	20,674	60,013	43,432

Operating expenses:
Selling, general and administrative	20,365	11,665	42,592	24,651
Amortization of intangibles	1,203	679	2,407	1,339
Provision for litigation	(420)	—	5,074	—

Total operating expenses	21,148	12,344	50,073	25,990

Income from operations	7,231	8,330	9,940	17,442

Other income (expense):
Interest expense	(6,860)	(3,486)	(13,897)	(6,975)
Interest income	126	195	204	409

Income (loss) before provision for (benefit from) income taxes	497	5,039	(3,753)	10,876
Provision for (benefit from) income taxes	486	1,965	(996)	3,805

Net income (loss)	$11	$3,074	$(2,757)	$7,071

Net income (loss) per common share:
Basic	$0.00	$0.12	$(0.11)	$0.27

Diluted	$0.00	$0.12	$(0.11)	$0.27

Weighted average number of common shares:
Basic	25,928	25,748	25,942	25,750

Diluted	25,931	25,749	25,942	25,751

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income (loss)	$(2,757)	$7,071
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,666	2,945
Non-cash interest expense	591	683
Non-cash stock-based compensation	415	147
Deferred taxes	547	(432)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	87,750	54,032
Inventories	64,017	(14,478)
Prepaid expenses and other current assets	(12,926)	2,730
Accounts payable	(92,830)	(20,229)
Accrued liabilities	(12,873)	(15,822)
Taxes payable	(7,186)	(2,480)
Other	1,681	195

Net cash provided by operating activities	31,095	14,362

Investing activities
Purchases of property and equipment	(1,184)	(933)
Acquisitions of businesses, net of cash acquired	(11,057)	(3,956)

Net cash used in investing activities	(12,241)	(4,889)

Financing activities
Proceeds from revolving loan	72,500	7,800
Payments on senior notes and revolving loan	(87,034)	(13,850)
Debt amendment fees	(1,011)	(17)
Payments received on shareholder loan	8	91

Net cash used in financing activities	(15,537)	(5,976)

Net effect of exchange rates on cash	(109)	(26)

Increase in cash and cash equivalents	3,208	3,471
Cash and cash equivalents at beginning of period	9,861	12,167

Cash and cash equivalents at end of period	$13,069	$15,638

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited and in thousands, except per share amounts)
1. Basis of Presentation
     The accompanying interim unaudited consolidated financial statements include the accounts of Directed Electronics, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to state fairly the consolidated financial position, results of operations and cash flows for all periods presented. Because of the seasonal nature of the Company’s business, the results of operations are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. Summary of Significant Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, sales returns, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, warranty reserves, and contingencies. A summary of the Company’s significant accounting policies is contained in Note 2 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Other than those listed below, there have been no changes to the Company’s significant accounting policies subsequent to December 31, 2006.
Revenue Recognition
     Revenue from sales of products to customers is recognized when title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” In prior periods, for customers that did not arrange for their own shipping, the Company recognized revenue upon delivery to the customer as the Company held outbound shipping insurance and it was determined that the risk of ownership had not transferred to the customer until the product was delivered. As of June 30, 2007, the Company no longer insures its shipments. Rather, all products shipped are insured by the customer. Accordingly, during the current quarter, for customers with FOB shipping point terms, the Company began to recognize revenue at the time of shipment. Due to this change, revenues during the second quarter of 2007 were increased by approximately $3,200.
Accounting for Income Taxes
     The Company determines an estimated annual effective income tax rate and this rate is updated at the end of each interim period. This rate is used to calculate the provision for income taxes on income from normal, recurring operations on a year-to-date basis. The tax effect of certain significant, unusual, or extraordinary items is not taken into account in calculating the estimated annual effective income tax rate, but is taken into account entirely in the interim period in which such items occur.
     The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that such tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. For additional information regarding the adoption of FIN 48, see Note 8, Income Taxes.
Accounting for Derivative Instruments and Hedging Activities

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited and in thousands, except per share amounts)
     The Company is hedging the cash flows of a portion of its long-term debt using two interest rate swap agreements combined as one hedging instrument (the “derivative contract” or “interest rate swap”). The Company entered into this derivative contract to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt and to comply with covenant requirements of its senior credit facility. In the interest rate swap, the Company agreed to exchange the difference between a variable interest rate and a fixed interest rate, multiplied by a notional principal amount. The Company does not use derivative instruments for trading or other speculative purposes.
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
     At inception, the Company determined that the hedge was highly effective. In addition, on a quarterly basis, the Company performs an assessment to determine whether the change in the fair value of the derivative is deemed highly effective in offsetting the change in cash flows of the hedged item. If, at any time subsequent to the inception of the hedge, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations. For additional information regarding the interest rate swap, see Note 9, Derivative Instruments and Hedging Activities.
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, $1,942 was previously included in prepaid expenses and other current assets in the December 31, 2006 consolidated balance sheet, which has been reclassified to other receivables. For additional information regarding other receivables, see Note 10, Other Receivables.
3. Accounting for Stock-Based Compensation Expense
     The Company’s 2005 Incentive Compensation Plan provides for the issuance of incentive stock options, stock appreciation rights, restricted stock, stock units, stock granted as a bonus or in lieu of another award, dividend equivalents or other stock-based awards or performance awards to executives, employees, officers, directors, consultants, and other persons who provide services to the Company. As of June 30, 2007, 1,125 shares remained available for grant under the 2005 Plan.
     The Company reported stock-based compensation expense of $290 and $87 as a component of selling, general, and administrative expense in the Statement of Operations for the three months ended June 30, 2007 and 2006, respectively. The Company reported stock-based compensation expense of $415 and $147 as a component of selling, general, and administrative expense in the Statement of Operations for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was approximately $3,160 of total unrecognized compensation cost related to unvested share-based awards granted. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.
     In March 2007, the Company granted restricted stock unit awards to certain employees for an aggregate of 76 shares of common stock. Half of the awards provide for delivery of all of the underlying common stock on the third anniversary of their grant date, contingent upon continued employment of the holders of the restricted stock units. The remaining 38 are performance-based awards, all of which will vest upon the achievement of certain financial performance goals. If the performance goals are met, the awards provide for delivery on the third anniversary of the grant date. Delivery is contingent upon the Company’s continued employment of the holders of the restricted stock units.
     Stock options issued under the 2005 Plan are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the fair market value of the Company’s stock on the date of grant. In 2007, the

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited and in thousands, except per share amounts)
Company granted an aggregate of 443 options which have a weighted average grant date fair value of $4.08 per share. As of June 30, 2007, there were options for an aggregate of 548 shares outstanding under the 2005 Plan. No options have been exercised or forfeited during 2007. The outstanding options have a weighted-average exercise price of $10.26 per share, have a weighted-average remaining contractual term of 7.68 years, and had no aggregate intrinsic value at June 30, 2007.
4. Net Income (Loss) Per Common Share
     Basic net income (loss) per common share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period, without consideration of potential common stock. Vested restricted stock units have been treated as outstanding shares of common stock for purposes of calculating basic and diluted EPS. Unvested restricted stock units that are not subject to performance conditions are included in diluted EPS using the treasury stock method. Unvested restricted stock units that are subject to performance conditions are included in diluted EPS using the treasury stock method when it is probable that the performance conditions will be achieved.
     The following represents the reconciliation from basic shares to fully diluted shares for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$11	$3,074	$(2,757)	$7,071
Weighted average common shares outstanding — basic	25,928	25,748	25,942	25,750

Net income (loss) per common share — basic	$0.00	$0.12	$(0.11)	$0.27

Weighted average common shares outstanding — basic	25,928	25,748	25,942	25,750
Dilutive effect of stock options	3	1	—	1

Weighted average common shares outstanding — diluted	25,931	25,749	25,942	25,751

Net income (loss) per common share — diluted	$0.00	$0.12	$(0.11)	$0.27

     The Company has excluded options and restricted stock units for an aggregate of 542 and 50 shares from the calculation of diluted net income (loss) per common share for the three months ended June 30, 2007 and 2006, respectively, because the effect of their inclusion would be antidilutive. The Company has excluded options and restricted stock units for an aggregate of 375 and 50 shares from the calculation of diluted net income (loss) per common share for the six months ended June 30, 2007 and 2006, respectively, because the effect of their inclusion would be antidilutive.
5. Other Comprehensive Income (Loss)
     Comprehensive income (loss) consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$11	$3,074	$(2,757)	$7,071
Other comprehensive income (loss):
Foreign currency translation effects, net of tax	1,164	68	1,128	(26)
Unrealized gain on interest rate swap, net of tax	947	—	447	—

Comprehensive income (loss)	$2,122	$3,142	$(1,182)	$7,045

     Components of accumulated other comprehensive income consisted of the following:

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited and in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
Foreign currency translation effects, net of tax	$1,363	$235
Unrealized gains on interest rate swap, net of tax	447	—

Accumulated other comprehensive income	$1,810	$235

6. Warranty Liability
     The Company records a reserve for product warranties at the time revenue is recognized. The Company estimates warranty obligations by reference to historical product warranty return rates, materials usage, and service delivery costs incurred in correcting the product. Should actual product warranty return rates, materials usage, or service delivery costs differ from the historical rates, revisions to the estimated warranty reserve would be required.
     Changes in the warranty reserve during the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Beginning balance	$4,854	$5,059	$8,631	$7,412
Charged to cost of sales	1,970	4,439	3,872	7,924
Warranty claims	(2,471)	(3,752)	(8,150)	(9,590)

Ending balance	$4,353	$5,746	$4,353	$5,746

     The warranty reserve is included in accrued liabilities.
7. Acquisitions, Goodwill, and Other Intangible Assets
     On May 22, 2007, the Company acquired a security and remote start company. The acquired net assets consisted principally of trade receivables, inventory, property and equipment, trade payables, accrued liabilities, software, customer relationships, covenants not to compete, and goodwill. The acquisition was accounted for under the purchase method of accounting whereby the net tangible and intangible assets acquired and liabilities assumed are recognized at their fair values at the date of acquisition. The company was acquired for $11,138 in cash, plus $221 in acquisition-related costs, of which $1,374 was allocated to tangible net assets, $3,255 was allocated to separately identifiable intangible assets, and $6,730 was allocated to goodwill. The allocation of the purchase price is preliminary as management is in the process of assessing the fair value of the acquired assets, including the valuation of intangible assets. Management expects to finalize the allocation during the third quarter of the current fiscal year. Additionally, the acquisition agreement allows for potential contingent earnout consideration to be paid if certain financial targets are achieved in the first two years after the acquisition. These potential earnout payments were not included in the purchase price that was recorded at the acquisition date because they are contingent. Future payments made under these arrangements, if any, will be recorded as additional goodwill when the underlying contingency is resolved. As a result of the acquisition, the acquired company became a wholly owned subsidiary of the Company and, therefore, is included in the results of operations for the period from the acquisition date to June 30, 2007. The unaudited pro forma consolidated net earnings and EPS are not materially different from the amounts reflected in the accompanying financial statements.
     On May 5, 2006, the Company acquired substantially all of the assets of a designer and marketer of vehicle remote start products. The acquisition agreement allowed for potential contingent earnout consideration to be paid if certain financial targets were achieved in the first year after the acquisition. This potential earnout payment was not included in the initial purchase price that was recorded at the acquisition date because it was contingent. During the current quarter, the underlying contingency was resolved and the Company accrued the earnout payment of $750 which was accounted for as an increase to goodwill.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited and in thousands, except per share amounts)
     On October 31, 2006, the Company acquired substantially all of the assets and certain liabilities of a Canadian remote start company. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The acquisition agreement provided for a working capital adjustment whereby the amount by which the final acquired working capital was less than the amount specified in the agreement would be returned by the sellers to the Company. During the current quarter, this working capital adjustment was finalized and the amount initially recorded as goodwill of $579 was decreased by $212.
     The changes in the carrying amount of goodwill for the year ended June 30, 2007 are as follows:

Balance at January 1, 2007	$156,617
Acquisition	6,730
Accrual of contingent consideration	750
Adjustment to 2006 acquired working capital	(212)
Foreign exchange translation adjustment	18

Balance at June 30, 2007	$163,903

8. Income Taxes
     The Company’s current estimated annual effective income tax rate that has been applied to normal, recurring operations for both the three and six months ended June 30, 2007 is 38.7%. The Company’s effective income tax rate was 97.8% and 26.5% for the three and six months ended June 30, 2007, respectively. The effective tax rates for both the three and six months ended June 30, 2007 differed from the Company’s estimated annual effective tax rate due to the impact of several discrete items on income (loss) before provision for (benefit from) income taxes. These discrete items primarily related to shortfalls on the settlement of restricted stock units delivered during the year and the revaluation of state deferred taxes related to a recent state tax law change.
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
     The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $499 accrued for interest and $184 accrued for penalties as of January 1, 2007.
9. Derivative Instruments and Hedging Activities
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
     For both the three and six months ended June 30, 2007, the swap was 100% effective in offsetting cash flows of the hedged item and, thus, there is no impact on earnings due to hedge ineffectiveness. The fair value of the swap at inception was zero. The Company records the derivative on its consolidated balance sheet at its fair value. The Company classifies the portion of the fair value that is related to cash flows that are expected to occur within the next 12 months as current with the remaining amount classified as non-current. The fair

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited and in thousands, except per share amounts)
value of the swap agreement as of June 30, 2007 was an asset of $727, of which $341 was recorded as a current asset.
     The amount recorded in accumulated other comprehensive income related to cash flow hedging instruments was as follows:

Six Months Ended
June 30, 2007
Beginning balance	$—
Changes in fair value of derivatives	727
Deferred income tax provision	(280)

Ending balance	$447

10. Other Receivables
     A portion of the Company’s SIRIUS product inventory is subject to an agreement that permits the Company to sell qualifying product at its carrying cost to SIRUIS. Under this inventory protection arrangement, the Company had aggregate receivables of $3,161 and $0 as of June 30, 2007 and December 31, 2006, respectively.
     From time to time, SIRIUS will provide price protection to the Company for inventory purchased. Under these price protection arrangements, the Company had aggregate receivables from SIRIUS of $7,644 and $1,942 as of June 30, 2007 and December 31, 2006, respectively.
11. Related Parties
     Under an operating lease agreement for its primary distribution facility and corporate headquarters, the Company paid a company owned by a Board member and shareholder $496 and $357 during the three months ended June 30, 2007 and 2006, respectively. Under the operating lease agreement, the Company paid $1,073 and $735 during the six months ended June 30, 2007 and 2006, respectively.
     A wholly owned subsidiary of the Company is obligated under two operating leases for its primary distribution facility and office facility with two separate partnerships comprised of shareholders of the Company. The Company made rental payments to the partnerships of $444 and $0 during the three months ended June 30, 2007 and 2006, respectively and $877 and $0 during the six months ended June 30, 2007 and 2006, respectively.
12. Litigation
     On March 31, 2004, Omega Patents, L.L.C., or Omega, filed a claim in the United States District Court for the Middle District of Florida, OMEGA PATENTS, L.L.C. vs. FORTIN AUTO RADIO, Inc., alleging breach of a license agreement. On November 11, 2005, Omega amended its complaint to add the Company as a defendant in the suit, alleging patent infringement. Specifically, Omega alleged that certain of the Company’s products infringe certain Omega patents. Omega sought both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. On February 12, 2007, the jury returned a verdict in favor of Omega, awarding Omega $615 million in damages. On April 4, 2007, the trial court enhanced the damages for a total award of $1,800. The trial court also awarded attorney’s fees to Omega and granted a permanent injunction that prohibited the Company from making, using, or selling any products that infringe on the Omega patents and required the Company to recall and destroy any of the infringing products that are in the inventory of retailer customers. On May 12, 2007, the Company and Omega Patents LLC entered into a Master and Cross-License agreement resolving all disputes between the parties. The agreement provided that the Company pay an upfront fee of $5,000 and take a royalty bearing license on vehicle databus systems and vehicle tracking systems from Omega Patents. The companies have also entered into a broad long-term cross-license for technology related to vehicle

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited and in thousands, except per share amounts)
security and convenience systems. In May 2007, the court dismissed the case with prejudice. The Company had accrued $5,000 as of March 31, 2007 related to the judgment on this case. During the current quarter, the Company paid $3,000 of this settlement. As such, the Company had $2,000 accrued related to the settlement as of June 30, 2007 which will be paid during the third quarter. The Company had accrued for legal of approximately $1,109 in defending the case during the three months ended March 31, 2007. During the current quarter, legal fees of $689 were settled and paid due to a negotiated fee reduction. The Company does not believe that its future obligations under the agreement will have a material adverse effect on its business or financial condition.
     On October 5, 2006, U.S. Electronics, Inc. (“USE”) filed a claim in the United States District Court for the Southern District of New York, U.S. ELECTRONICS, INC. vs. DIRECTED ELECTRONICS, INC. The claim alleges restraint of trade, monopolization, tortious interference with contracts, anticompetitive practices, and unfair competition. More specifically, USE alleges that the Company entered into contracts, induced others, or conspired with third parties to restrict USE from the satellite radio market. USE further alleges that the Company has interfered with their relationships with certain of their retail customers. USE is seeking unspecified damages, including treble and punitive damages, as well as attorneys’ fees, and costs. On November 21, 2006, the Company filed a motion to dismiss the case. On April 10, 2007, the court handed down a ruling dismissing all claims except the claim for tortious interference with contracts. A mandatory status conference was held on June 25, 2007, at which time the court set the date of November 5, 2007 for a one week trial. This litigation is currently in the discovery phase. Although the ultimate outcome of this matter is not currently determinable, the Company believes it has meritorious defenses to these allegations and does not expect this litigation to materially impact its business, results of operations, or financial condition. As such, no accrual has been made related to this matter. However, there can be no assurance that the Company will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on the Company’s results of operations.
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
     We have grown our business both organically and through acquisitions. Our expansion has resulted in diversifying our product offerings, distribution channels, and base of contract manufacturers. We expanded our business by entering into an arrangement with SIRIUS Satellite Radio in 2004 to sell and market SIRIUS-branded satellite radio products, thus increasing our penetration of national electronics retailers and further diversifying our product mix. During 2006 and 2007, we have expanded our security and entertainment product sales through acquisitions.
     We outsource all of our manufacturing activities to third parties located primarily in Asia. Our costs are largely driven by the prices we negotiate with our suppliers. Our expenses are also impacted by such items as personnel, sales and marketing, distribution, and occupancy costs.
Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.3%	73.4%	63.6%	71.4%

Gross profit	32.7%	26.6%	36.4%	28.6%
Total operating expenses	24.4%	15.9%	30.4%	17.1%

Income from operations	8.3%	10.7%	6.0%	11.5%
Interest expense, net	7.8%	4.2%	8.3%	4.3%

Income (loss) before provision for (benefit from) income taxes	0.6%	6.5%	(2.3)%	7.2%
Provision for (benefit from) income taxes	0.6%	2.5%	(0.6)%	2.5%

Net income (loss)	0.0%	4.0%	(1.7)%	4.7%

     Net sales represent gross product sales to customers less rebates and payment discounts, plus royalty and other revenue. We do not allocate these rebate or payment discounts to specific product categories. As a result, in the discussion below we discuss gross sales by product category. The following table sets forth our gross and net sales information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross security and entertainment sales	$62,353	$37,968	$127,085	$77,202
Gross satellite radio sales	28,349	41,253	43,780	77,530
Sales returns, rebates and payment discounts	(5,068)	(2,326)	(8,397)	(4,571)

Net product sales	85,634	76,895	162,468	150,161
Royalty and other revenues	1,096	783	2,195	1,818

Net sales	$86,730	$77,678	$164,663	$151,979

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Net Sales
     Our net sales increased approximately $9.0 million, or 11.6%, to $86.7 million for the three months ended June 30, 2007 compared with $77.7 million for the three months ended June 30, 2006. The increase was driven by a $24.4 million, or 64.2%, increase in security and entertainment product sales resulting primarily from our acquisition of Polk Holding Corp. (“Polk”) in September 2006. Within the security and entertainment category, the Polk impact on sales was $24.3 million during the three months ended June 30, 2007. The remaining increase was the result of increases in home audio sales by our Definitive Technology division and a $3.2 million increase related to a change in the proportion of customers for which revenue is recognized upon shipment of products rather than upon delivery. These increases were offset by decreases in mobile audio and mobile video sales. The decrease in mobile audio and mobile video sales was due to industry-wide softness within these categories. Our security and convenience sales for the three months ended June 30, 2007 were flat as compared to the three months ended June 30, 2006. We expect sales within the security and entertainment category to continue to increase as compared to the prior year due primarily to the acquisition of Polk.
     Satellite radio product sales decreased by approximately $13.0 million, or 31.5%, to $28.3 million for the three months ended June 30, 2007 compared with $41.3 million for the three months ended June 30, 2006. The decrease was primarily due to reduced prices and reduced demand during 2007 from the residual effect of the slower than expected sell-through of SIRIUS products during the 2006 holiday season and to possible consumer uncertainty related to the proposed business combination between SIRIUS and XM Radio. We expect that sales of satellite radio products will continue to be significantly less than in the prior year.
     Sales returns, rebates, and payment discounts increased $2.8 million, or 121.7%, to $5.1 million for the three months ended June 30, 2007 compared with $2.3 million for the three months ended June 30, 2006. The increase is primarily due to an increase in rebates and promotions due to a slower than expected retail market during the second quarter of 2007.
Gross Profit and Income from Operations
     Our gross profit increased by approximately $7.7 million, or 37.2%, to $28.4 million for the three months ended June 30, 2007 compared with $20.7 million for the three months ended June 30, 2006 due to an increase in our net sales and change in product sales mix. Our gross profit margin increased from 26.6% for the three months ended June 30, 2006 to 32.7% for the three months ended June 30, 2007 primarily due to the sales mix shift in selling significantly less satellite radio products during the period, which have lower gross margins than our security and entertainment business. Our security and entertainment margins remained at historical levels.
     Operating expenses increased by approximately $8.8 million, or 71.5%, to $21.1 million for the three months ended June 30, 2007 compared with $12.3 million for the three months ended June 30, 2006 primarily due to $7.0 million of costs associated with our acquisition of Polk. Income from operations decreased by $1.1 million, or 13.3%, to $7.2 million for the three months ended June 30, 2007 compared with $8.3 million for the three months ended June 30, 2006.
Interest Expense
     Net interest expense increased approximately $3.5 million, or 106.1%, to $6.8 million for the three months ended June 30, 2007 compared with $3.3 million for the three months ended June 30, 2006. The increase is primarily due to the amendment of our senior credit facility in connection with our acquisition of Polk in September 2006, which resulted in additional borrowings of $141.0 million and a 25 basis point increase in our interest rates.

Provision for (benefit from) Income Taxes
     Our effective tax rate was approximately 39% for the three months ended June 30, 2006 compared with approximately 98% for the three months ended June 30, 2007. The increase is due to the impact of several discrete items on income before provision for income taxes. These discrete items primarily related to shortfalls on the settlement of restricted stock units delivered during the year and the revaluation of state deferred taxes related to a recent state tax law change.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Net Sales
     Our net sales increased approximately $12.7 million, or 8.4%, to $164.7 million for the six months ended June 30, 2007 compared with $152.0 million for the six months ended June 30, 2006. The increase was driven by a $49.9 million, or 64.6%, increase in security and entertainment product sales resulting primarily from our acquisition of Polk in September 2006. Within the security and entertainment category, the Polk impact on sales was $49.6 million. The remaining increase was the result of increases in home audio sales by our Definitive Technology division and a $3.2 million increase during the second quarter related to a change in the proportion of customers for which revenue is recognized upon shipment of products rather than upon delivery. These increases were offset by decreases in mobile audio and mobile video sales. The decrease in mobile audio and mobile video sales was due to industry-wide softness within these categories. Our security and convenience sales for the six months ended June 30, 2007 were flat as compared to the six months ended June 30, 2007. We expect sales within the security and entertainment category to continue to increase as compared to the prior year due primarily to the acquisition of Polk.
     Satellite radio product sales decreased by approximately $33.7 million, or 43.5%, to $43.8 million for the six months ended June 30, 2007 compared with $77.5 million for the six months ended June 30, 2006. The decrease was primarily due to reduced prices and reduced demand during the first half of 2007 from the residual effect of the slower than expected sell-through of SIRIUS products during the 2006 holiday season and to possible consumer uncertainty related to the proposed business combination between SIRIUS and XM Radio. We expect that sales of satellite radio products will continue to be significantly less than in the prior year.
     Sales returns, rebates and payment discounts increased $3.8 million, or 82.6%, to $8.4 million for the six months ended June 30, 2007 compared with $4.6 million for the six months ended June 30, 2006. The increase is primarily due to an increase in rebates and promotions due to a slower than expected retail market during the second quarter of 2007.
Gross Profit and Income from Operations
     Our gross profit increased approximately $16.6 million, or 38.2%, to $60.0 million for the six months ended June 30, 2007 compared with $43.4 million for the six months ended June 30, 2006 due to an increase in our net sales and change in product sales mix. Our gross profit margin increased from 28.6% for the six months ended June 30, 2006 to 36.4% for the six months ended June 30, 2007 primarily due to the sales mix shift in selling significantly less satellite radio products during the period, which have lower gross margins than our security and entertainment business. Our security and entertainment margins remained at historical levels.
     Operating expenses increased by approximately $24.1 million, or 92.7%, to $50.1 million for the six months ended June 30, 2007 compared with $26.0 million for the six months ended June 30, 2006 primarily due to $14.7 million of costs associated with our acquisition of Polk and $5.1 million of legal expenses related to patent litigation. As a result, income from operations decreased approximately $7.5 million, or 43.1%, to $9.9 million for the six months ended June 30, 2007 compared with $17.4 million for the six months ended June 30, 2006. As more fully described in Part II, Item 1. Legal Proceedings below, we were involved in certain litigation related to patent infringement during the year.
Interest Expense
     Net interest expense increased approximately $7.1 million, or 107.6%, to $13.7 million for the six months ended June 30, 2007 compared with $6.6 million for the six months ended June 30, 2006. The increase is primarily due to the amendment of our senior credit facility in connection with our acquisition of Polk in September 2006, which resulted in additional borrowings of $141.0 million and a 25 basis point increase in our interest rates.
Provision for (benefit from) Income Taxes
     Our effective tax rate was approximately 35% for the six months ended June 30, 2006, which reflected a discrete income tax benefit of $0.4 million in the first quarter of 2006 related to the revaluation of deferred tax assets and liabilities as well as the amount of income subject to various taxing authorities with varying income tax rates. Our effective tax benefit rate was approximately 27% for the six months ended June 30, 2007, which reflects several discrete items on income (loss) before provision for (benefit from) income taxes. These discrete items primarily related to shortfalls on the settlement of restricted stock units delivered during the year and the revaluation of state deferred taxes related to a recent state tax law change. Our current estimated annual effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2007 is approximately 39%. Our expected annual effective income tax rate is approximately 40% for the year ending December 31, 2007.

Liquidity and Capital Resources
     Our principal uses of cash are for operating expenses, working capital, servicing long-term debt, capital expenditures, acquisitions, and payment of income taxes. Our capital expenditures are generally low. As a result of seasonal demand, our receivables and payables typically peak near the end of the year due to high fourth quarter volume and will typically be reduced in the first half of the year. Historically, we have financed these requirements from internally generated cash flow and borrowings from our credit facility.
     Net cash provided by operating activities was approximately $31.1 million for the six months ended June 30, 2007, compared to approximately $14.4 million for the six months ended June 30, 2006, an increase of $16.7 million. This increase is primarily due to the benefit of the Polk acquisition. The difference between our year-to-date 2007 operating cash flow and our $2.8 million net loss was primarily attributable to decreases of $92.8 million, $87.8 million, and $64.0 million in our accounts payable, accounts receivable, and inventories, respectively. The decrease in accounts receivable was due to the seasonality of our business. The decrease in inventory was due to selling products on hand as of December 31, 2006, along with a $29.7 million reduction related to inventory that was sold at our carrying cost to SIRIUS pursuant to our inventory protection arrangement, and a $2.8 million decrease related to price protection arrangements with SIRIUS. The decrease in accounts payable is also related to the seasonality of our business.
     Net cash used in investing activities was approximately $12.2 million for the six months ended June 30, 2007 compared with $4.9 million for the six months ended June 30, 2006. The increase occurred primarily due to our acquisition of a security and remote start company in May 2007.
     Cash and cash equivalents were $13.1 million as of June 30, 2007 compared with $9.9 million as of December 31, 2006.
     Our principal sources of liquidity are cash from operations and funds available for borrowing under our senior credit facility. Our senior credit agreement provides for senior notes in an aggregate principal amount equal to $306.8 million, plus a revolving loan in a maximum principal amount of $100.0 million, of which only $50.0 million is available from March through September of each year. The revolving loan will mature on September 22, 2012 and the senior notes will mature on September 22, 2013. An incremental loan facility is available to us in an aggregate amount up to $75.0 million, provided that (i) no default or event of default shall have occurred and be continuing, and (ii) we are in compliance with all covenants contained in the amended credit agreement. Our senior credit facility contains certain affirmative and negative covenants related to indebtedness, leverage and fixed charges coverage, and restrictions against paying cash dividends without the lenders’ consent. Principal is payable in quarterly installments of $0.8 million through June 2013 with a final installment of the total principal due on September 22, 2013. The revolving loan and incremental loan facility may be used for working capital requirements, general corporate purposes, and certain permitted acquisitions. As of June 30, 2007, the balance of the senior notes was $303.7 million and we had $24.0 million drawn on our revolving credit facility to fund working capital requirements, to pay for the acquisition of a security and remote start company in May 2007, and to pay the patent litigation settlement. In April 2007, we were granted an amendment to our senior credit facility that allows a higher leverage ratio for the next three years. In connection with the amendment, we paid fees of $1.0 million during the three months ended June 30, 2007.
     Capital expenditures are expected to be approximately $5.0 million in 2007, an increase of approximately $3.0 million from 2006, to support infrastructure needs and a full year of the Polk business. We believe, based on our current revenue levels, that our existing and future cash flows from operations, together with borrowings available under our revolving credit facility, will be sufficient to fund our working capital needs, capital expenditures, and to make interest and principal payments as they become due under the terms of our senior credit facility for the foreseeable future. We have minimal required principal payments until September 2013. We expect to refinance or extend our senior credit facility before that time, but we may not be able to obtain such refinancing on acceptable terms or at all. We anticipate that any cash flows beyond that required for operations, debt servicing, and capital expenditures will be used to pay down debt.
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
     In addition to those described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006, we believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements as of and for the three-month and six-month period ended June 30, 2007.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The accounting provisions of SFAS 157 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.”, SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted. We do not believe that the adoption of SFAS No. 159 will have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our exposure to interest rate risk is primarily the result of borrowings under our existing senior credit facility. At June 30, 2007, $327.7 million was outstanding under our senior credit facility, including $24.0 million that we had drawn on our revolving credit facility. Borrowings under our senior credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are affected by changes in market interest rates on these borrowings. As required by our credit agreement, we entered into a hedge agreement in January 2007 to fix the interest rate on approximately half of our term loans. Pursuant to that agreement, the interest rate on an aggregate of $153.0 million of our senior debt may not exceed 5.04% plus 2.5% margin before January 4, 2010. The swap is in place for three years, ending in January 2010. Changes in fair value of the swap are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet. A 1% increase in the interest rate would result in additional annual interest expense of $1.5 million on our senior credit facility, assuming no revolving credit borrowings.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On March 31, 2004, Omega Patents, L.L.C., or Omega, filed a claim in the United States District Court for the Middle District of Florida, OMEGA PATENTS, L.L.C. vs. FORTIN AUTO RADIO, Inc., alleging breach of a license agreement. On November 11, 2005, Omega amended its complaint to add us as a defendant in the suit, alleging patent infringement. Specifically, Omega alleged that certain of our products infringe certain Omega patents. Omega sought both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. On February 12, 2007, the jury returned a verdict in favor of Omega, awarding Omega $0.6 million in damages. On April 4, 2007, the trial court enhanced the damages for a total award of $1.8 million. The trial court also awarded attorney’s fees to Omega and granted a permanent injunction that prohibits us from making, using, or selling any products that infringe on the Omega patents and requires us to recall and destroy any of our infringing products that are in the inventory of our retailer customers. On May 12, 2007, we and Omega Patents LLC entered into a Master and Cross-License agreement resolving all disputes between the parties. The agreement provided that we pay an upfront fee of $5.0 million and take a royalty bearing license on vehicle databus systems and vehicle tracking systems from Omega Patents. The companies have also entered into a broad long-term cross-license for technology related to vehicle security and convenience systems. In May 2007, the court dismissed the case with prejudice. We had accrued $5.0 million as of March 31, 2007 related to the judgment on this case. During the current quarter, we paid $3.0 million of this settlement. As such, we had $2.0 million accrued related to the settlement as of June 30, 2007 which will be paid during the third quarter. We had accrued for legal of approximately $1.1 million in defending the case during the three months ended March 31, 2007. During the current quarter, legal fees of $0.7 million were settled and paid due to a negotiated fee reduction. We do not believe that our future obligations under the agreement will have a material adverse effect on our business or financial condition.
     On October 5, 2006, U.S. Electronics, Inc. (“USE”) filed a claim in the United States District Court for the Southern District of New York, U.S. ELECTRONICS, INC. vs. DIRECTED ELECTRONICS, INC. The claim alleges restraint of trade, monopolization, tortious interference with contracts, anticompetitive practices, and unfair competition. More specifically, USE alleges that we have entered into contracts, induced others, or conspired with third parties to restrict USE from the satellite radio market. USE further alleges that we have interfered with their relationships with certain of their retail customers. USE is seeking unspecified damages, including treble and punitive damages, as well as attorneys’ fees, and costs. On November 21, 2006, we filed a motion to dismiss the case. On April 10, 2007, the court handed down a ruling dismissing all claims except the claim for tortious interference with contracts. A mandatory status conference was held on June 25, 2007, at which time the court set the date of November 5, 2007 for a one week trial. This litigation is currently in the discovery phase. Although the ultimate outcome of this matter is not currently determinable, we believe we have meritorious defenses to these allegations and do not expect this litigation to materially impact our business, results of operations, or financial condition. As such, no accrual has been made related to this matter. However, there can be no assurance that we will prevail in this litigation or that the ultimate resolution of this matter will not have a material adverse effect on our results of operations.
     From time to time, we are involved in other litigation and proceedings in the ordinary course of our business. Except as described above, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2007 Annual Meeting of Shareholders was held on June 8, 2007 for the purpose of electing two directors to serve for three-year terms expiring in 2010, to approve our 2005 Incentive Compensation Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and to ratify the appointment of PricewaterhouseCoopers LLP, an independent registered public accounting firm, as our independent auditor for the fiscal year ending December 31, 2007.
     The following nominees were elected to our Board of Directors to serve for a three-year term expiring 2010:

Nominee	Votes in Favor	Withheld
Victor J. Orler S. James Spierer	22,810,471 22,824,015	130,548 117,004
     The following directors’ terms of office continued after the 2007 Annual Meeting of Shareholders: Troy D. Templeton, James E. Minarik, Jon E. Elias, Darrell E. Issa, Andrew D. Robertson, Kevin B. McColgan, and Edmond S. Thomas.
     Approval of our 2005 Incentive Compensation Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, was voted upon and approved by our shareholders as follows:

Votes in Favor	Votes Against	Abstain	Broker Non-Votes
18,727,474	241,177	44,874	3,927,494
     Ratification of the appointment of PricewaterhouseCooopers LLP, an independent registered public accounting firm, as our independent auditor for the fiscal year ending December 31, 2007 was voted upon and approved by our shareholders as follows:

Votes in Favor	Votes Against	Abstain	Broker Non-Votes
22,839,288	71,689	30,041	—
Item 6. Exhibits.
31.1	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Executive Officer

31.2	Rule 13a-l4(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTED ELECTRONICS, INC. (Registrant)
Date: August 9, 2007	By:	/s/ James E. Minarik
		Name:	James E. Minarik
		Title:	President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Ronald F. Dutt
		Name:	Ronald F. Dutt
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
31.1	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Executive Officer

31.2	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer