Form 10-Q
period 2007-09-30
Directed Electronics, Inc.
filed 2007-11-08
CIK 1323630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 5, 2007, there were outstanding 25,320,312 shares of the registrant’s common stock, par value $.01 per share.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECTED ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,461	$9,861
Accounts receivable, net of allowance for doubtful accounts of$1,575 and $1,464 at September 30, 2007 and December 31, 2006, respectively	66,441	157,013
Inventories	74,191	122,697
Other receivables	1,447	1,942
Prepaid expenses and other current assets	12,696	15,774
Deferred tax assets	13,676	14,039

Total current assets	173,912	321,326
Property and equipment, net	7,156	7,068
Intangible assets, net	185,447	186,112
Goodwill	166,370	156,617
Other assets	7,679	7,584

Total assets	$540,564	$678,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,273	$116,690
Accrued liabilities	17,925	32,858
Current portion of senior notes payable	3,068	3,068
Taxes payable	—	7,772

Total current liabilities	52,266	160,388
Revolving loan	7,000	37,000
Senior notes, less current portion	299,858	302,159
Deferred tax liabilities	54,703	53,473
Other liabilities	3,678	1,296

Total liabilities	417,505	554,316

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000; issued and outstanding shares — 25,281 and 25,164 at September 30, 2007 and December 31, 2006, respectively	251	251
Paid-in capital	114,499	114,571
Notes receivable from shareholders	(3)	(10)
Accumulated other comprehensive income	2,436	235
Retained earnings	5,876	9,344

Total shareholders’ equity	123,059	124,391

Total liabilities and shareholders’ equity	$540,564	$678,707

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net product sales	$83,461	$74,498	$245,929	$224,659
Royalty and other revenue	1,029	1,002	3,224	2,820

Net sales	84,490	75,500	249,153	227,479
Cost of sales	54,902	50,516	159,552	159,063

Gross profit	29,588	24,984	89,601	68,416

Operating expenses:
Selling, general and administrative	23,084	13,892	65,676	38,543
Amortization of intangibles	1,255	743	3,662	2,082
Provision for litigation	—	1,576	5,074	1,576

Total operating expenses	24,339	16,211	74,412	42,201

Income from operations	5,249	8,773	15,189	26,215

Other income (expense):
Interest expense	(6,717)	(4,286)	(20,614)	(11,261)
Interest income	58	166	262	575

Income (loss) before provision for (benefit from) income taxes	(1,410)	4,653	(5,163)	15,529
Provision for (benefit from) income taxes	(158)	1,475	(1,154)	5,280

Net income (loss)	$(1,252)	$3,178	$(4,009)	$10,249

Net income (loss) per common share:
Basic	$(0.05)	$0.12	$(0.15)	$0.40

Diluted	$(0.05)	$0.12	$(0.15)	$0.40

Weighted average number of common shares:
Basic	25,904	25,776	25,929	25,759

Diluted	25,904	25,780	25,929	25,761

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income (loss)	$(4,009)	$10,249
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,147	4,489
Non-cash interest expense	911	1,375
Non-cash stock-based compensation	657	1,003
Deferred taxes	(98)	(432)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	92,039	40,724
Inventories	50,824	(33,551)
Prepaid expenses and other current assets	3,909	(2,738)
Accounts payable	(86,726)	14,919
Accrued liabilities	(16,970)	(18,168)
Taxes payable	(7,072)	(3,346)
Other	1,621	79

Net cash provided by operating activities	42,233	14,603

Investing activities
Purchases of property and equipment	(2,178)	(1,412)
Acquisitions of businesses, net of cash acquired	(11,066)	(143,486)

Net cash used in investing activities	(13,244)	(144,898)

Financing activities
Proceeds from senior notes and revolving loan	74,500	148,800
Payments on senior notes and revolving loan	(106,801)	(14,616)
Debt amendment fees	(1,011)	—
Debt issuance costs	—	(3,404)
Issuance of common shares	—	3,500
Payments received on shareholder loan	7	98

Net cash provided by (used in) financing activities	(33,305)	134,378

Net effect of exchange rates on cash	(84)	69

Increase (decrease) in cash and cash equivalents	(4,400)	4,152
Cash and cash equivalents at beginning of period	9,861	12,167

Cash and cash equivalents at end of period	$5,461	$16,319

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited and in thousands, except per share amounts)
1. Basis of Presentation
     The accompanying interim unaudited consolidated financial statements include the accounts of Directed Electronics, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to state fairly the consolidated financial position, results of operations and cash flows for all periods presented. Because of the seasonal nature of the Company’s business, the results of operations are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. Summary of Significant Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include the allowance for doubtful accounts, sales returns, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, including goodwill and other intangible assets, warranty reserves, and contingencies. A summary of the Company’s significant accounting policies is contained in Note 2 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Other than those listed below, there have been no changes to the Company’s significant accounting policies subsequent to December 31, 2006.
Revenue Recognition
     Revenue from sales of products to customers is recognized when title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Prior to the second quarter of 2007, for customers that did not arrange for their own shipping, the Company recognized revenue upon delivery to the customer as the Company held outbound shipping insurance and it was determined that the risk of ownership had not transferred to the customer until the product was delivered. Starting in the second quarter, the Company no longer insures its shipments. Rather, all products shipped are insured by the customer. Accordingly, during the second and third quarters of 2007, for customers with FOB shipping point terms, the Company has recognized revenue at the time of shipment.
Accounting for Income Taxes
     The Company determines an estimated annual effective income tax rate and this rate is updated at the end of each interim period. This rate is used to calculate the provision for income taxes on income from normal, recurring operations on a year-to-date basis. The tax effect of certain significant, nonrecurring items is not taken into account in calculating the estimated annual effective income tax rate, but is taken into account on a discrete basis entirely in the interim period in which such items occur.
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

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited and in thousands, except per share amounts)
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
3. Accounting for Stock-Based Compensation Expense
     The Company’s 2005 Incentive Compensation Plan provides for the issuance of incentive stock options, stock appreciation rights, restricted stock, stock units, stock granted as a bonus or in lieu of another award, dividend equivalents or other stock-based awards or performance awards to executives, employees, officers, directors, consultants, and other persons who provide services to the Company. As of September 30, 2007, 1,307 shares remained available for grant under the 2005 Plan.
     The Company reported stock-based compensation expense of $242 and $89 as a component of selling, general, and administrative expense in the Statement of Operations for the three months ended September 30, 2007 and 2006, respectively. The Company reported stock-based compensation expense of $657 and $1,003 as a component of selling, general, and administrative expense in the Statement of Operations for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was approximately $2,709 of total unrecognized compensation cost related to unvested share-based awards granted. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.
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
     Stock options issued under the 2005 Plan are exercisable at various dates and will expire no more than ten years from their date of

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited and in thousands, except per share amounts)
grant. The exercise price of each option is equal to the fair market value of the Company’s stock on the date of grant. In 2007, the Company granted an aggregate of 403 options which have a weighted average grant date fair value of $3.96 per share. As of September 30, 2007, there were options for an aggregate of 508 shares outstanding under the 2005 Plan. No options have been exercised or forfeited during 2007. Outstanding options have a weighted-average exercise price of $10.26 per share, have a weighted-average remaining contractual term of 7.28 years, and had no aggregate intrinsic value at September 30, 2007.
4. Net Income (Loss) Per Common Share
     Basic net income (loss) per common share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration of potential common stock. Vested restricted stock units have been treated as outstanding shares of common stock for purposes of calculating basic and diluted EPS. Unvested restricted stock units that are not subject to performance conditions are included in diluted EPS using the treasury stock method. Unvested restricted stock units that are subject to performance conditions are included in diluted EPS using the treasury stock method when it is probable that the performance conditions will be achieved.
     The following represents the reconciliation from basic shares to fully diluted shares for the respective periods.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006
Net income (loss)	$(1,252)	$3,178	$(4,009)	$10,249
Weighted average common shares outstanding — basic	25,904	25,776	25,929	25,759

Net income (loss) per common share — basic	$(0.05)	$0.12	$(0.15)	$0.40

Weighted average common shares outstanding — basic	25,904	25,776	25,929	25,759
Dilutive effect of stock options	—	4	—	2

Weighted average common shares outstanding — diluted	25,904	25,780	25,929	25,761

Net income (loss) per common share — diluted	$(0.05)	$0.12	$(0.15)	$0.40

     The Company has excluded options and restricted stock units for an aggregate of 587 and 50 shares from the calculation of diluted net income (loss) per common share for the three months ended September 30, 2007 and 2006, respectively, because the effect of their inclusion would be antidilutive. The Company has excluded options and restricted stock units for an aggregate of 422 and 50 shares from the calculation of diluted net income (loss) per common share for the nine months ended September 30, 2007 and 2006, respectively, because the effect of their inclusion would be antidilutive.
5. Other Comprehensive Income (Loss)
     Comprehensive income (loss) consisted of the following:

	Three Months		Nine Months
	Ended Sept 30,		Ended Sept 30,
	2007	2006	2007	2006
Net income (loss)	$(1,252)	$3,178	$(4,009)	$10,249
Other comprehensive income (loss):
Foreign currency translation effects	2,170	95	3,298	69
Unrealized loss on interest rate swap, net of tax	(1,544)	—	(1,097)	—

Comprehensive income (loss)	$(626)	$3,273	$(1,808)	$10,318

     Components of accumulated other comprehensive income consisted of the following:

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited and in thousands, except per share amounts)

	Sept 30,	December 31,
	2007	2006
Foreign currency translation effects	$3,533	$235
Unrealized loss on interest rate swap, net of tax	(1,097)	—

Accumulated other comprehensive income	$2,436	$235

6. Warranty Liability
     The Company records a reserve for product warranty obligations at the time revenue is recognized. The Company estimates warranty obligations by reference to historical product warranty return rates, materials usage, and service delivery costs incurred in correcting the product. Should actual product warranty return rates, materials usage, or service delivery costs differ from the historical rates, revisions to the estimated warranty reserve would be required. The warranty reserve is included in accrued liabilities.
     Changes in the warranty reserve during the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months		Nine Months
	Ended Sept 30,		Ended Sept 30,
	2007	2006	2007	2006
Beginning balance	$4,353	$5,543	$8,631	$7,412
Charged to cost of sales	3,534	2,608	7,605	1,952
Warranty claims	(3,995)	(2,317)	(12,344)	(3,530)

Ending balance	$3,892	$5,834	$3,892	$5,834

     Starting this quarter SIRIUS Satellite Radio, Inc. (“SIRIUS”) agreed to start reimbursing the Company for a portion of the cost of certain products which are eligible for refurbishment and returned under warranty by the Company’s customers. The agreement with SIRIUS has resulted in an improvement to the Company’s warranty recovery rate, thereby reducing net warranty cost starting this quarter. This agreement with SIRIUS expires in April 2008.
7. Acquisitions, Goodwill, and Other Intangible Assets
     On May 22, 2007, the Company acquired a security and remote start company. The acquired net assets consisted principally of trade receivables, inventory, property and equipment, trade payables, accrued liabilities, software, customer relationships, covenants not to compete, and goodwill. The acquisition was accounted for under the purchase method of accounting whereby the net tangible and intangible assets acquired and liabilities assumed are recognized at their fair values at the date of acquisition. The company was acquired for $11,066 in cash, including $410 in acquisition-related costs, of which $1,056 was allocated to tangible net assets, $3,255 was allocated to separately identifiable intangible assets, and $6,755 was allocated to goodwill. Additionally, the acquisition agreement allows for potential contingent earnout consideration to be paid if certain financial targets are achieved in the first two years after the acquisition. These potential earnout payments were not included in the purchase price that was recorded at the acquisition date because they are contingent. Future payments made under these arrangements, if any, will be recorded as additional goodwill when the underlying contingency is resolved. As a result of the acquisition, the acquired company became a wholly owned subsidiary of the Company and, therefore, is included in the results of operations for the period from the acquisition date to September 30, 2007. The unaudited pro forma consolidated net earnings and EPS are not materially different from the amounts reflected in the accompanying financial statements.
     On May 5, 2006, the Company acquired substantially all of the assets of a designer and marketer of vehicle remote start products. The acquisition agreement allowed for potential contingent earnout consideration to be paid if certain financial targets were achieved in the first year after the acquisition. This potential earnout payment was not included in the initial purchase price that was recorded at the acquisition date because it was contingent. During the second quarter of 2007, the underlying contingency was resolved and the

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited and in thousands, except per share amounts)
Company accrued the earnout payment of $750 which was accounted for as an increase to goodwill.
     On September 22, 2006, the Company completed its acquisition of 100% of the outstanding capital stock of Polk Holding Corp. (“Polk”), a provider of high performance home and mobile audio equipment. The acquisition was accounted for under the purchase method of accounting whereby the net tangible and intangible assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition, including an estimate of the related deferred tax liability related to tax years prior to the acquisition. During the current quarter, upon finalization of the 2006 Polk tax returns, there was an increase in our liability related to this estimate. Accordingly, the Company recorded a $1,645 increase to the deferred tax liability with a corresponding increase to goodwill.
     On October 31, 2006, the Company acquired substantially all of the assets and certain liabilities of a Canadian remote start company. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The acquisition agreement provided for a working capital adjustment whereby the amount by which the final acquired working capital was less than the amount specified in the agreement would be returned by the sellers to the Company. During the second quarter of 2007, this working capital adjustment was finalized and the amount initially recorded as goodwill of $579 was decreased by $212.
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

Balance at January 1, 2007	$156,617
Acquisition	6,755
Accrual of contingent consideration	750
Adjustment to 2006 acquired working capital	(212)
Adjustment to acquired deferred tax liabilities	1,645
Foreign exchange translation adjustment	815

Balance at September 30, 2007	$166,370

8. Income Taxes
     The Company’s current estimated annual effective income tax rate that has been applied to normal, recurring operations for both the three and nine months ended September 30, 2007 is 41.1%. The Company’s effective income tax benefit rate was 11.2% and 22.4% for the three and nine months ended September 30, 2007, respectively. The effective tax rates for both the three and nine months ended September 30, 2007 differed from the Company’s estimated annual effective tax rate due to the impact of several discrete items on the Company’s loss before the benefit from income taxes. These discrete items primarily related to shortfalls on the settlement of restricted stock units delivered during the year and the revaluation of state deferred taxes related to a recent state tax law change.
     On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48, the Company recognized a $541 decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of retained earnings. At the adoption date of January 1, 2007, the Company had $876 of unrecognized tax benefits, all of which would impact its effective income tax rate if recognized. The Company is currently considering tax claims in prior years and is assessing its documentation of such claims. Therefore, it is reasonably possible that material changes in unrecognized tax benefits could occur over the next 12 months. The company cannot yet estimate the range of this possible change.
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
     The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited and in thousands, except per share amounts)
Company had $499 accrued for interest and $184 accrued for penalties as of January 1, 2007 and September 30, 2007.
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
     For the both three and nine months ended September 30, 2007, the interest rate swap was highly effective in offsetting cash flows of the hedged item and, thus, there is no impact on earnings due to hedge ineffectiveness. The fair value of the derivative contract at inception was zero. The Company records the derivative contract on its consolidated balance sheet at its fair value. The Company classifies the portion of the fair value that is related to cash flows that are expected to occur within the next 12 months as current with the remaining amount classified as non-current. The fair value of the derivative contract as of September 30, 2007 was a liability of $1,790, of which $655 was recorded as a current liability.
     The amount recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments was as follows:

Nine Months Ended
September 30, 2007

Balance January 1, 2007	$—
Changes in fair value of derivatives	(1,790)
Deferred income tax provision	693

Balance September 30, 2007	$(1,097)

10. Other Receivables
     A portion of the Company’s SIRIUS product inventory is subject to an agreement that permits the Company to sell qualifying product at its carrying cost to SIRUIS. Under this inventory protection arrangement, the Company had aggregate receivables related to this agreement of $109 and $0 as of September 30, 2007 and December 31, 2006, respectively.
     From time to time, SIRIUS will provide price protection to the Company for inventory purchased. Under these price protection arrangements, the Company had aggregate receivables from SIRIUS of $1,338 and $1,942 as of September 30, 2007 and December 31, 2006, respectively.
11. Related Parties
     Under an operating lease agreement for its primary distribution facility and corporate headquarters, the Company paid a company owned by a Board member and shareholder $461 and $357 during the three months ended September 30, 2007 and 2006, respectively, and paid $1,534 and $1,093 during the nine months ended September 30, 2007 and 2006, respectively. Theses payments have increased during the current year due to additional square footage leased at the Company’s distribution facility and corporate headquarters.
     A wholly owned subsidiary of the Company is obligated under two operating leases for its primary distribution facility and office facility with two separate partnerships comprised of shareholders of the Company. The Company made rental payments to the partnerships of $436 and $0 during the three months ended September 30, 2007 and 2006, respectively and $1,313 and $0 during the nine months ended September 30, 2007 and 2006, respectively.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited and in thousands, except per share amounts)
12. Litigation
     On March 31, 2004, Omega Patents, L.L.C. (“Omega”), filed a claim in the United States District Court for the Middle District of Florida, OMEGA PATENTS, L.L.C. vs. FORTIN AUTO RADIO, INC., alleging breach of a license agreement. On November 11, 2005, Omega amended its complaint to add the Company as a defendant in the suit, alleging patent infringement. Specifically, Omega alleged that certain of the Company’s products infringed certain Omega patents. Omega sought both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. On February 12, 2007, the jury returned a verdict in favor of Omega, awarding Omega $615 in damages. On April 4, 2007, the trial court enhanced the damages for a total award of $1,800. The trial court also awarded attorney’s fees to Omega and granted a permanent injunction that prohibited the Company from making, using, or selling any products that infringe on the Omega patents, and required the Company to recall and destroy any of the infringing products that were in the inventory of retailer customers. On May 12, 2007, the Company and Omega entered into a Master and Cross-License agreement settling all disputes between the parties. The agreement provided that the Company pay an upfront fee of $5,000 and take a royalty bearing license from Omega on vehicle databus systems and vehicle tracking systems. The Company and Omega have also entered into a broad long-term cross-license for technology related to vehicle security and convenience systems. In May 2007, the court dismissed the case with prejudice. As of March 31, 2007, the Company had accrued $5,000 related to the judgment on this case. During the current year, the Company paid all $5,000 owed pursuant to this settlement. As such, the Company had no accrual related to the settlement as of September 30, 2007. The Company had accrued for legal fees of approximately $1,109 in defending the case during the three months ended March 31, 2007. During the second quarter, legal fees of $689 were settled and paid due to a negotiated fee reduction and the remaining accrual was reversed. The Company does not believe that its future obligations under the agreement will have a material adverse effect on its business or financial condition.
     On October 5, 2006, U.S. Electronics, Inc. (“USE”) filed a claim in the United States District Court for the Southern District of New York, U.S. ELECTRONICS, INC. vs. DIRECTED ELECTRONICS, INC. The claim alleged restraint of trade, monopolization, tortious interference with contracts, anticompetitive practices, and unfair competition. More specifically, USE alleged that the Company entered into contracts, induced others, or conspired with third parties to restrict USE from the satellite radio market. USE further alleged that the Company had interfered with USE’s relationships with certain retail customers. USE sought unspecified damages, including treble and punitive damages, as well as attorneys’ fees and costs. On August 31, 2007, the Company and USE entered an agreement to dismiss without prejudice all claims. It is possible that USE could refile its claim under limited conditions in the future. While the Company cannot determine the probability of this occurrence, based on current information the Company does not believe that this matter will have a material adverse effect on the Company’s results of operations. No accrual has been made related to this matter.
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
Overview
     We design and market premium home theater loudspeakers, consumer branded vehicle security, and vehicle remote start and convenience systems, and are a supplier of aftermarket satellite radio receivers. We also supply mobile audio and video systems and have exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to our existing U.S. retailer customer base. We sell our products through numerous channels, including independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, and car dealers. We also sell our products internationally, primarily through independent distributors and our foreign subsidiaries.
     We grow our business both organically and through acquisitions. Our expansion has resulted in diversifying our product offerings, distribution channels, and base of contract manufacturers. We expanded our business by entering into an arrangement with SIRIUS Satellite Radio Inc. in 2004 to sell and market SIRIUS-branded satellite radio products, thus increasing our penetration of national electronics retailers and further diversifying our product mix. During 2006 and 2007, we have expanded our security and entertainment product sales through acquisitions.
     We outsource all of our manufacturing activities to third parties located primarily in Asia. Our costs are largely driven by the prices negotiated with our suppliers. Our expenses are also impacted by such items as personnel, sales and marketing, distribution, and occupancy costs.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.0%	66.9%	64.0%	69.9%

Gross profit	35.0%	33.1%	36.0%	30.1%
Total operating expenses	28.8%	21.5%	29.9%	18.6%

Income from operations	6.2%	11.6%	6.1%	11.5%
Interest expense, net	7.9%	5.5%	8.2%	4.7%

Income (loss) before provision for (benefit from) income taxes	(1.7)%	6.1%	(2.1)%	6.8%
Provision for (benefit from) income taxes	(0.2)%	2.0%	(0.5)%	2.3%

Net income (loss)	(1.5)%	4.1%	(1.6)%	4.5%

     Net sales represent gross product sales to customers less rebates and payment discounts, plus royalty and other revenue. We do not allocate these rebate or payment discounts to specific product categories. As a result, in the discussion below we discuss gross sales by product category. The following table sets forth our gross and net sales information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross security and entertainment sales	$69,806	$48,592	$196,891	$125,794
Gross satellite radio sales	17,909	28,565	61,689	106,095
Rebates and payment discounts	(4,254)	(2,659)	(12,651)	(7,230)

Net product sales	83,461	74,498	245,929	224,659
Royalty and other revenues	1,029	1,002	3,224	2,820

Net sales	$84,490	$75,500	$249,153	$227,479

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Net Sales
     Our net sales increased approximately $9.0 million, or 11.9%, to $84.5 million for the three months ended September 30, 2007 compared with $75.5 million for the three months ended September 30, 2006. The increase was driven by a $21.2 million, or 43.6%, increase in security and entertainment product sales resulting primarily from our acquisition of Polk Holding Corp. (“Polk”) in late September 2006. Within the security and entertainment category, the Polk impact on sales was $21.5 million during the three months ended September 30, 2007. Excluding Polk, our security and entertainment sales were flat for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006. Sales of security and remote start products sold by our Canadian subsidiaries offset decreases in sales of our other security, mobile audio, mobile video, and home audio sales. These decreases were primarily due to industry-wide softness in these categories.
     Satellite radio product sales decreased by approximately $10.7 million, or 37.4%, to $17.9 million for the three months ended September 30, 2007 compared with $28.6 million for the three months ended September 30, 2006. The decrease was primarily due to reduced prices and reduced demand during 2007 from the residual effect of the slower than expected sell-through of SIRIUS products during the 2006 holiday season, possible consumer uncertainty related to the proposed business combination between SIRIUS and XM Radio, and an increase in our sales returns allowance for these products. We expect that sales of satellite radio products will continue to be significantly less than in the prior year.
     Rebates and payment discounts increased $1.6 million, or 59.3%, to $4.3 million for the three months ended September 30, 2007 compared with $2.7 million for the three months ended September 30, 2006. As a percentage of gross sales, rebates and discounts increased from 3.5% for the three months ended September 30, 2006 to 4.9% for the three months ended September 30, 2007. This increase was primarily related to increased sales due to acquisitions and the increase in sales of security and entertainment products, on which we offer rebates. We do not offer rebates on satellite radio products.
Gross Profit and Income from Operations
     Our gross profit increased by approximately $4.6 million, or 18.4%, to $29.6 million for the three months ended September 30, 2007 compared with $25.0 million for the three months ended September 30, 2006. This increase is primarily due to an increase in our net sales from acquisitions and change in product sales mix. Our gross profit margin increased from 33.1% for the three months ended September 30, 2006 to 35.0% for the three months ended September 30, 2007. This increase was primarily due to increased sales of security and entertainment products, which have higher gross margins than do our satellite radio products. During the period, our security and entertainment margins remained at historical levels. This increase was offset by an increase in the warranty accrual for satellite radio products during the quarter.
     Starting this quarter SIRIUS agreed to begin reimbursing us for 75% of the cost of certain products which are eligible for refurbishment and returned under warranty by our customers. This agreement with SIRIUS expires in April 2008. We anticipate that this new agreement, along with other process improvements by us, will reduce our current warranty and sales returns costs during the agreement period.
     Operating expenses increased by approximately $8.1 million, or 50.0%, to $24.3 million for the three months ended September 30, 2007 compared with $16.2 million for the three months ended September 30, 2006. The increase was primarily due to increased operating costs associated with our acquisition of Polk, which has a higher operating expense as percentage of net sales.

Interest Expense
     Net interest expense increased approximately $2.5 million, or 61.0%, to $6.6 million for the three months ended September 30, 2007 compared with $4.1 million for the three months ended September 30, 2006. The increase is primarily due to the amendment of our senior credit facility in connection with our acquisition of Polk in September 2006, which resulted in additional borrowings of $141.0 million and a 25 basis point increase in our interest rates.
Provision for (benefit from) Income Taxes
     Our effective tax benefit rate was approximately 11% for the three months ended September 30, 2007 compared with approximately 32% for the three months ended September 30, 2006. The increase is due to the tax impact of several discrete items on income (loss) before provision for (benefit from) income taxes. These discrete items primarily related to shortfalls on the settlement of restricted stock units delivered during the current quarter.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Net Sales
     Our net sales increased approximately $21.7 million, or 9.5%, to $249.2 million for the nine months ended September 30, 2007 compared with $227.5 million for the nine months ended September 30, 2006. The increase was driven by a $71.1 million, or 56.5%, increase in security and entertainment product sales resulting primarily from our acquisition of Polk in late September 2006. Within the security and entertainment category, the Polk impact on sales was $71.1 million. Excluding Polk, our security and entertainment sales were flat for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006. Sales of products by our Canadian subsidiaries and sales of home audio products by our Definitive Technology division offset decreases in sales of other security, mobile audio, and mobile video products, which decreases were due to industry-wide softness in such categories.
     Satellite radio product sales decreased by approximately $44.4 million, or 41.8%, to $61.7 million for the nine months ended September 30, 2007 compared with $106.1 million for the nine months ended September 30, 2006. The decrease was primarily due to reduced prices and reduced demand during 2007 from the residual effect of the slower than expected sell-through of SIRIUS products during the 2006 holiday season, to possible consumer uncertainty related to the proposed business combination between SIRIUS and XM Radio, and an increase in our sales returns allowance for these products. We expect that sales of satellite radio products will continue to be significantly less than in the prior year.
     Rebates and payment discounts increased $5.5 million, or 76.4%, to $12.7 million for the nine months ended September 30, 2007 compared with $7.2 million for the nine months ended September 30, 2006. As a percentage of gross sales, rebates and discounts increased from 3.1% for the nine months ended September 30, 2006 to 4.9% for the nine months ended September 30, 2007. This increase was primarily related to increased sales due to acquisitions and the increase in sales of security and entertainment products, on which we offer rebates. We do not offer rebates on satellite radio products.
Gross Profit and Income from Operations
     Our gross profit increased approximately $21.2 million, or 31.0%, to $89.6 million for the nine months ended September 30, 2007 compared with $68.4 million for the nine months ended September 30, 2006. This increase is primarily due to an increase in our net sales from acquisitions and change in product sales mix. Our gross profit margin increased from 30.1% for the nine months ended September 30, 2006 to 36.0% for the nine months ended September 30, 2007. This increase was primarily due to increased sales of security and entertainment products, which have higher gross margins than do our satellite radio products. During the period, our security and entertainment margins remained at historical levels.
     Starting in the third quarter SIRIUS agreed to begin reimbursing us for 75% of the cost of certain products which are eligible for refurbishment and returned under warranty by our customers. This agreement with SIRIUS expires in April 2008. We anticipate that this new agreement, along with other process improvements by us, will reduce our current warranty and sales returns costs during the agreement period.
     Operating expenses increased by approximately $32.2 million, or 76.3%, to $74.4 million for the nine months ended September 30, 2007 compared with $42.2 million for the nine months ended September 30, 2006. The increase was primarily due to increased operating costs associated with our acquisition of Polk, which has a higher operating expense as a percentage of net sales, and increased legal expenses related to patent litigation. As more fully described in Part II, Item 1. Legal Proceedings below, we were involved in certain litigation related to patent infringement during the year.
Interest Expense
     Net interest expense increased approximately $9.6 million, or 89.7%, to $20.3 million for the nine months ended September 30, 2007 compared with $10.7 million for the nine months ended September 30, 2006. The increase is primarily due to the amendment of our senior credit facility in connection with our acquisition of Polk in September 2006, which resulted in additional borrowings of $141.0 million and a 25 basis point increase in our interest rates.
Provision for (benefit from) Income Taxes
     Our effective tax benefit rate was approximately 22% for the nine months ended September 30, 2007, which reflects several discrete items on income (loss) before provision for (benefit from) income taxes. These discrete items primarily related to shortfalls on the settlement of restricted stock units delivered during the year and the revaluation of state deferred taxes related to a recent state tax law change. Our current estimated income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2007 is approximately 41%. Our expected annual effective income tax rate, including discrete items, is approximately 47% for the year ending December 31, 2007. Our effective tax rate was approximately 34% for the nine months ended September 30, 2006, which reflected a discrete income tax benefit of $0.6 million during 2006 related to the revaluation of deferred tax assets and liabilities as well as the amount of income subject to various taxing authorities with varying income tax rates.
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
     Net cash provided by operating activities was approximately $42.2 million for the nine months ended September 30, 2007, compared to approximately $14.6 million for the nine months ended September 30, 2006, an increase of $27.6 million. This increase is primarily due to the positive impact of seasonal reductions in accounts receivable and inventory and well as from the benefit of the Polk acquisition. The difference between our year-to-date 2007 operating cash flow and our $4.0 million net loss was primarily attributable to decreases of $92.0 million, $86.7 million, and $50.8 million in our accounts receivable, accounts payable, and inventories, respectively. The decrease in accounts receivable was due to the seasonality of our business. The decrease in inventory was due to selling products on hand as of December 31, 2006, along with an $19.0 million reduction related to inventory that was sold at our carrying cost to SIRIUS pursuant to our inventory protection arrangement. The decrease in accounts payable is also related to the seasonality of our business.
     Net cash used in investing activities was approximately $13.2 million for the nine months ended September 30, 2007 compared with $144.9 million for the nine months ended September 30, 2006. The decrease occurred primarily due to our acquisition of Polk in September 2006.
     Our principal sources of liquidity are cash from operations and funds available for borrowing under our senior credit facility. Our senior credit agreement provides for senior notes in an aggregate principal amount equal to $306.8 million, plus a revolving loan in a maximum principal amount of $100.0 million, of which only $50.0 million is available from March through September of each year. The revolving loan will mature on September 22, 2012 and the senior notes will mature on September 22, 2013. An incremental loan facility is available to us in an aggregate amount up to $75.0 million, provided that (i) no default or event of default shall have occurred and be continuing, and (ii) we are in compliance with all covenants contained in the amended credit agreement. Our senior credit facility contains certain affirmative and negative covenants related to indebtedness, leverage and fixed charges coverage, and restrictions against paying cash dividends without the lenders’ consent. Principal is payable in quarterly installments of $0.8 million through June 2013 with a final installment of the total principal due on September 22, 2013. The revolving loan and incremental loan facility may be used for working capital requirements, general corporate purposes, and certain permitted acquisitions. As of September 30, 2007, the balance of the senior notes was $302.9 million and we had $7.0 million drawn on our revolving credit facility to fund working capital requirements, to pay for the acquisition of a security and remote start company in May 2007, and to pay the patent litigation settlement. In April 2007, we were granted an amendment to our senior credit facility that allows a higher leverage ratio for the next three years. In connection with the amendment, we paid fees of $1.0 million during the nine months ended September 30, 2007.
     We are currently compliant with all the covenants related to our indebtedness. Based upon current earnings and working capital forecasts for the fourth quarter of 2007, we believe we will continue to remain compliant with such covenants. In the event that our fourth quarter earnings or working capital fall short of our forecasts, it is possible that we would fail to comply with certain leverage ratio requirements of our senior credit facility. Under the terms of our senior credit facility, such failure would constitute an event of default. Upon the occurrence of an event of default, our lenders could prohibit additional borrowings under our revolving line of credit and could call due all amounts currently outstanding. In the event we experience a covenant violation, we would make every reasonable effort to obtain from our lenders an amendment to our senior credit facility to remediate such violation. While there can be no assurances, based on our current relationships with certain of our lenders, we believe that we would, if needed, be in a position to obtain such an amendment.
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
     Capital expenditures are expected to be approximately $4.0 million in 2007, an increase of approximately $2.0 million from 2006, to support infrastructure needs and a full year of the Polk business.
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
     In addition to those described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006, we believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements as of and for the three month and nine month period ended September 30, 2007.
Stock-Based Compensation Expense
     We account for stock-based compensation in accordance with SFAS No. 123R (revised 2004), “Share Based Payment.” Under the provisions of SFAS No. l23R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The Black-Scholes model requires various judgmental assumptions including dividend yield, expected volatility, risk-free interest rate, and expected option life. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our exposure to interest rate risk is primarily the result of borrowings under our existing senior credit facility. At September 30, 2007, $309.9 million was outstanding under our senior credit facility, including $7.0 million that we had drawn on our revolving credit facility. Borrowings under our senior credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are affected by changes in market interest rates on these borrowings. As required by our credit agreement, we entered into a hedge agreement in January 2007 to fix the interest rate on approximately half of our term loans. Pursuant to that agreement, the interest rate on an aggregate of $153.0 million of our senior debt may not exceed 5.04% plus 2.5% margin before January 4, 2010. The hedge agreement is in place for three years, ending in January 2010. Changes in fair value of the hedge agreement are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet. A 1.0% increase in the interest rate would result in additional annual interest expense of $1.5 million on our senior credit facility, assuming no revolving credit borrowings.
     We will continue to monitor changing economic conditions. Based on current circumstances, we do not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.
Foreign Currency Exchange Risk
     Our revenues and purchases are predominantly in U.S. Dollars. However, we collect a portion of our revenue in non-U.S. currencies, such as British Pounds Sterling and Canadian Dollars. In the future, and especially as we expand our sales in international markets, our customers may increasingly make payments in non-U.S. currencies. In addition, we account for a portion of our costs in our U.K. and Canadian offices, such as payroll, rent, and indirect operating costs, in foreign currency. Fluctuations in foreign currency exchange rates could affect our sales, cost of sales, and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and could cause losses to our contract manufacturers. Although we plan to expand internationally, we do not expect to be materially affected by foreign currency exchange rate fluctuations in the near future, as the transactions denominated in non-U.S. currencies are not material to our consolidated financial statements. Therefore, we do not currently use derivative financial instruments as hedges against foreign currency fluctuations. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     On March 31, 2004, Omega Patents, L.L.C. (“Omega”), filed a claim in the United States District Court for the Middle District of Florida, OMEGA PATENTS, L.L.C. vs. FORTIN AUTO RADIO, INC., alleging breach of a license agreement. On November 11, 2005, Omega amended its complaint to add us as a defendant in the suit, alleging patent infringement. Specifically, Omega alleged that certain of our products infringed certain Omega patents. Omega sought both an injunction and unspecified monetary damages, as well as exemplary damages, attorneys’ fees, and costs. On February 12, 2007, the jury returned a verdict in favor of Omega, awarding Omega $0.6 million in damages. On April 4, 2007, the trial court enhanced the damages for a total award of $1.8 million. The trial court also awarded attorney’s fees to Omega and granted a permanent injunction that prohibited us from making, using, or selling any products that infringe on the Omega patents, and required us to recall and destroy any of the infringing products that were in the inventory of retailer customers. On May 12, 2007, we entered into a Master and Cross-License agreement with Omega settling all disputes between the parties. The agreement provided that we pay an upfront fee of $5.0 million and take a royalty bearing license from Omega on vehicle databus systems and vehicle tracking systems. We have also entered into a broad long-term cross-license for technology related to vehicle security and convenience systems. In May 2007, the court dismissed the case with prejudice. As of March 31, 2007, we had accrued $5.0 million related to the judgment on this case. During the current year, we paid all $5.0 million owed pursuant to this settlement. As such, we had no accrual related to the settlement as of September 30, 2007. We had accrued for legal fees of approximately $1.1 million in defending the case during the three months ended March 31, 2007. During the second quarter, legal fees of $0.7 million were settled and paid due to a negotiated fee reduction and the remaining accrual was reversed. We do not believe that our future obligations under the agreement will have a material adverse effect on our business or financial condition.
     On October 5, 2006, U.S. Electronics, Inc. (“USE”) filed a claim in the United States District Court for the Southern District of New York, U.S. ELECTRONICS, INC. vs. DIRECTED ELECTRONICS, INC. The claim alleged restraint of trade, monopolization, tortious interference with contracts, anticompetitive practices, and unfair competition. More specifically, USE alleged that we entered into contracts, induced others, or conspired with third parties to restrict USE from the satellite radio market. USE further alleged that we had interfered with USE’s relationships with certain retail customers. USE sought unspecified damages, including treble and punitive damages, as well as attorneys’ fees and costs. On August 31, 2007, we and USE entered an agreement to dismiss without prejudice all claims. It is possible that USE could refile its claim under limited conditions in the future. While we cannot determine the probability of this occurrence, based on current information we do not believe that this matter will have a material adverse effect on our results of operations. No accrual has been made related to this matter.
     From time to time, we are involved in other litigation and proceedings in the ordinary course of our business. Except as described above, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.
Item 1A. Risk Factors.
If our goodwill or other intangible assets were to become impaired, we would be required to record a charge to earnings reflecting the impairment.
     Our assets include a material amount of goodwill and other intangible assets. As of September 30, 2007, we had goodwill of approximately $166.4 million, or 31% of our total assets, and we had other net intangible assets of approximately $185.4 million, or 34% of our total assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test our goodwill and other indefinite lived intangible assets at least annually to determine whether the carrying value of those assets exceeds their fair value. If we determine that their carrying value exceeds their fair value, an impairment charge is recognized in an amount equal to the difference. While the Company has experienced a decline in its market capitalization, we believe such decline to be temporary primarily due to the highly seasonal nature of our business, since the large majority of our sales and net income occurs during the fourth quarter of our fiscal year. We can provide no assurance that we will not be required to recognize impairment charges in the future. Any such charges could have a material adverse effect on our results of operations and could cause us to fail to meet certain financial covenants under our loan agreements.

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

DIRECTED ELECTRONICS, INC. (Registrant)
Date: November 8, 2007	By:	/s/ James E. Minarik
		Name:	James E. Minarik
		Title:	President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ Ronald F. Dutt
		Name:	Ronald F. Dutt
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
31.1	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Executive Officer

31.2	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer