Form 10-K
period 2007-12-31
Directed Electronics, Inc.
filed 2008-03-17
CIK 1323630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant (15,298,264 shares) based on the closing price of the registrant’s common stock as reported on the Nasdaq Stock Market on June 30, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $135,263,654. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 10, 2008, there were outstanding 25,452,337 shares of the registrant’s common stock, par value $.01 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

DIRECTED ELECTRONICS, INC.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2007

Directed®, Viper®, Polk Audio®, Definitive Technology®, Clifford®, Python®, Orion®, Precision Power®, I-Sonic®, Avital®, Valet®, Hornet®, Automate®, No One Dares Come Close®, Responder®, Astroflex®, Autostart®, Cobalt® and The Speaker Specialist® are registered United States trademarks of Directed Electronics, Inc. or one of its wholly owned subsidiaries; and Ready Remotetm and The Science of Securitytm are an unregistered trademarks of Directed Electronics, Inc. or one of its wholly owned subsidiaries. Other trademarks, service marks, and trade names appearing in this report are the property of their respective holders.

Statement Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items, are based on our beliefs as well as assumptions made by us and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those discussed in Item 1A, “Risk Factors.”

PART I

Item 1.	Business.

Introduction

We believe we are the largest designer and marketer in North America of premium home theater loudspeakers, consumer branded vehicle security, and remote start systems, and we believe we are the largest supplier of aftermarket satellite radio receivers, based upon sales. We are also a major aftermarket supplier of mobile audio and mobile video systems. In the home audio market, we design and market award-winning Polk Audio® and Definitive Technology® premium loudspeakers. Our broad portfolio of vehicle security, remote start, and GPS tracking systems are sold under leading brands including Viper®, Clifford®, Python®, Autostart®, and Astroflex®. Our mobile audio and video products include speakers, subwoofers, amplifiers, and video screens sold under our Polk®, Orion®, Precision Power®, Directed®, and Automate® brand names.

We have grown our business organically as well as through strategic acquisitions and partnerships, which has resulted in expanding our product offerings, distribution channels, and base of contract manufacturers. We also increased our business by entering into an arrangement with SIRIUS Satellite Radio Inc. in 2004 to sell and market SIRIUS-branded satellite radio products, thus increasing our penetration of national electronics retailers and further diversifying our product mix. We have a demonstrated track record of identifying and acquiring businesses such as our acquisition of Polk Holding Corp. in 2006.

We sell our products through numerous distribution channels, including independent specialty retailers, national and regional retail electronics chains, mass merchants, automotive parts retailers, car dealers, regional distributors, and international distributors. In 2007, we sold to over 10,000 storefronts. We have exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to our existing U.S. retailer customer base. We also sell products directly to SIRIUS Satellite Radio for direct to consumer resale.

We have a proven track record of enhancing our existing products and developing innovative new products, as evidenced by the 57 Consumer Electronics Association innovation awards we have earned. We hold an extensive portfolio of patents, primarily in vehicle security and also in audio. We license a number of these patents to leading automobile manufacturers and electronics suppliers, which provides us with an additional source of income. We outsource all of our manufacturing to third parties located primarily in Asia. We believe this manufacturing strategy supports a scalable business model, reduces our capital expenditures, and allows us to concentrate on our core competencies of brand management and product development.

We were founded in 1982 and incorporated in Florida in 1999. We maintain our executive offices at 1 Viper Way, Vista, California 92081, and our telephone number is (760) 598-6200. Our website is located at www.directed.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the United States Securities and Exchange Commission, or the “SEC”. We also post on our website the charters of the audit, compensation, and nominations committees; our Code of Conduct, and our Code of Ethics for the Chief Executive Officer and Senior Financial Officer, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or The Nasdaq Stock Market regulations. These documents are also available in print to any shareholder requesting a copy from our corporate secretary at our principal executive offices. You may also find our annual, quarterly and current reports and other information filed with the SEC. You may read and copy any documents that we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports and other information about issuers that file electronically with the SEC, including our company.

Industry

We compete within selected categories in the wholesale consumer electronics industry, which was estimated to be approximately $160 billion in 2007. The consumer electronics industry is large and diverse and encompasses a broad range of products. The introduction of new products and technological advancements are the major growth drivers in the electronics industry. We currently have one reportable segment which is organized by product category. The categories in which we currently participate are security and entertainment and satellite radio products. The security and entertainment category includes aftermarket vehicle security and convenience, home audio, mobile audio, and mobile video products.

Security and Convenience.  Security products consist of vehicle alarm systems designed to deter theft of both vehicles and vehicle contents. Convenience products allow drivers to perform various functions remotely, such as starting a vehicle in order to heat or cool it prior to driving or remotely locking or unlocking the vehicle. Hybrid devices have the capability to control both security and convenience functions. These markets continue to be characterized by technical innovation. Recent product introductions include long range two-way security systems, which report vehicle status to the user via an LCD screen on the remote, and GPS tracking systems, which allow for vehicle locating and tracking via the telephone or internet.

Home Audio.  We participate in the premium home loudspeaker market, a category within the separate home audio components wholesale market. There are a number of well entrenched competitors in this market. Growth in this category has been driven by increased consumer demand for home audio products that complement flat screen televisions and consumer desire to have a home theater experience in their homes. A growing segment of this market includes docking stations for portable MP3 players.

Mobile Audio.  We participate in a portion of the total mobile audio wholesale aftermarket that consists of speakers, subwoofers, and amplifiers. The market in which we participate generally offers higher margins than the “head units” used to control the audio system and play CDs. More than 100 companies participate in this portion of the market.

Mobile Video.  We participate in the mobile video wholesale aftermarket. This category consists of video systems installed in the vehicle to provide entertainment such as video and games for passengers in the rear of the vehicle.

Satellite Radio.  Satellite radio service provides music, entertainment, and information programming on a subscription basis. There are currently two satellite radio service providers operating in the United States, SIRIUS Satellite Radio and XM Radio. In February 2007, SIRIUS and XM Radio announced a definitive agreement pursuant to which SIRIUS and XM Radio will combine their businesses. SIRIUS and XM Radio shareholders have approved the transaction, but it requires government approval. These companies focus on providing the programming and have partnered with hardware suppliers to sell the hardware used to receive satellite broadcasts. We have exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to our existing U.S. retailer customer base. We also sell satellite radio products directly to SIRIUS. The target market for satellite radio includes more than 200 million registered vehicles and over 100 million households in the United States. Satellite radio has experienced dramatic subscription growth in the past 5 years. While the rate of subscription growth has slowed, as of December 31, 2007, SIRIUS reported more than 8.3 million subscribers.

Our Competitive Strengths

We believe that the following key competitive strengths will contribute to our continued success:

Strong Market Positions

Over time, we have leveraged our security and convenience platform to enter other complementary product categories in which we have also built strong market positions. We acquired Definitive Technology, LLP in 2004, which significantly increased our home audio product sales. Combining our existing Definitive Technology sales with sales from our 2006 acquisition of Polk Holding Corp., we believe we have gained the number one market share in North America of premium home theater loudspeakers based on sales. We believe we have achieved the leading aftermarket share in satellite radio hardware through our relationship with SIRIUS to distribute SIRIUS-

branded receivers. We also expanded our security and convenience product sales and established direct sales in Canada through our acquisitions of Astroflex, Inc., Autostart, and Trilogix Electronic Systems, Inc.

We believe our extensive portfolio of 164 patents and 184 U.S. and 340 foreign trademark registrations, and our proprietary database of approximately 6,000 vehicle wiring diagrams, help protect our position in the security and convenience market. Furthermore, we believe that the customer service and technical service we provide contribute to maintaining our strong market positions. We also believe our extensive distribution network and relationships with specialty and national retailers give us an advantage over our competitors.

Broad Portfolio of Established Brands

We believe our portfolio of established brands is a significant competitive strength. We believe our core brands are well-known and desired by important retailers of consumer electronics as well as by consumers. Our Viper, Python, and Clifford brands enjoy a high-quality reputation and substantial consumer awareness. We have expanded our broad portfolio of brands to include Polk Audio, Definitive Technology, Autostart, Astroflex, Orion, Precision Power, Directed, and Automate to target specific product categories or distribution channels within our markets. In the satellite radio market, SIRIUS enjoys high brand recognition among consumers. We believe this diverse portfolio of brands positions us to compete effectively in the most attractive segments of our various markets.

Highly Diverse Customer Base

Our products are sold domestically and internationally through numerous channels, including independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, distributors, and car dealers. We believe our diverse network of over 10,000 storefronts is a competitive strength. We have built strong relationships with the larger national and regional electronics retailers, and we have well-established relationships with thousands of independent retailers.

Our products appeal to a broad demographic base of consumers, who are widely distributed across age, gender, marital status, income, and educational levels. In addition, consumers have our security and convenience, mobile audio, and mobile video products installed into a wide range of vehicle makes, models, and model years. We believe that our broad and diverse retailer and consumer bases limit our exposure to any particular segment of our markets and provide a strong platform for growth.

Attractive Retailer Proposition

We believe our premium brands such as Viper, Python, Clifford, Polk Audio, and Definitive Technology provide retailers with attractive gross margins. Our products are also supported by value-added technical service and an efficient supply chain. We believe our attractive retailer proposition is a critical competitive advantage because retailers typically have significant influence on customer buying decisions in our markets.

Scalable, Outsourced Manufacturing Model

We outsource nearly 100% of our manufacturing activities to third parties located primarily in Asia. This outsourced manufacturing model requires minimal capital expenditures, which have averaged approximately 1% of sales annually over the past five years. By outsourcing manufacturing, we have the ability to scale our business appropriately in response to changing market conditions. We believe this “asset-light” business model also allows us to focus on our core competencies of brand management and product development while maintaining attractive financial metrics such as high sales per employee.

Strong Executive Team with Experience Managing Growth

Our senior management team has over 100 years of collective consumer electronics industry experience. The variety of depth of relevant industry experience possessed by Directed’s management team is a key advantage. Collectively, our executives have over 60 years of service at our company, which has been a key factor in our success in establishing long-lasting and valuable relationships with our partners throughout the value chain.

Our Strategy —

We intend to further enhance our position as a leading designer and marketer of innovative, branded consumer electronics products. Key elements of our strategy include the following:

Leverage Successful Multi-Brand Strategy

Our successful multi-brand strategy is a key component of our future growth plans. In security and entertainment products, we believe our Viper, Python, Clifford, Polk Audio, Definitive Technology, Orion, and other brands position us to increase our sales in this profitable market across multiple distribution channels. In our security and entertainment businesses, we believe it will be critical for us to manage and enhance our brand portfolio. As we grow these businesses and increase their penetration within our distribution channels, we intend to utilize, where appropriate, the multi-brand approach that has been successful for us in our security and convenience category. We believe this multi-brand strategy should allow us to grow our existing brands and leverage them into new product categories and distribution channels.

Increase Product Penetration

We intend to continue increasing the penetration of our products within our existing customer network. Key elements of this strategy are marketing programs that enable better focus on specific product assortments at strategic times of the year and provide additional merchandising benefits.

Develop New and Enhanced Products

We plan to leverage our expertise in product design and development, our strong intellectual property platform, and our diverse distribution network by continuing to develop and introduce new and enhanced products in our higher margin security and entertainment categories. We plan to grow our security and convenience product sales by continuing to improve our market position in this category. We plan to do this by innovating our core alarm and remote start products by making cosmetic improvements, adding new features, enhancing the battery life, extending the range of the remotes, and by making our products simpler to install. We are also considering expanding our current addressable market by entering into adjacent categories that leverage our technical competencies in RF design and sensor development. We also plan to grow our Polk Audio and Definitive Technology home audio sales with core speaker product development and expansion into related speaker and electronics products such as tabletop radios, iPod docks, outdoor speakers, and custom installation products.

Expand Distribution Channels

We intend to broaden the distribution of our products by expanding our distribution channels, both domestically and internationally.

•	Domestic. In the past five years, we have expanded our mass merchant sales to customers such as Wal-Mart, Sears, and Target. We also were successful in getting our products placed in the automotive parts and car dealer channels. We intend to capitalize on both our well-recognized brand names and strong distribution network to continue to expand our dealer base. For example, we will begin selling certain Polk Audio products in Best Buy and Apple stores in 2008. We also plan to expand our direct to consumer sales through several initiatives that are now underway.

•	International. In 2006 and 2007, we contributed to our international sales with our significant growth in the Canadian security and convenience market through acquisitions. We believe there is opportunity for us to expand sales from our other product categories in the Canadian market through our acquired companies. We also believe there is a significant opportunity to expand our international distribution into emerging markets, including China and India. Many of the same factors — increased awareness of the value of security and convenience products, the need for additional security due to the increased value of accessories installed in cars, and widening consumer interest in premium home theater systems — that have driven the growth of our business in the United States could also benefit our international business. Additionally, we believe that Best Buy’s entry into China represents promising long-term consumer market opportunities for many of our products. We opened an office in 2006 in Hong Kong as a base for expansion into the Asian market, as well as to better oversee the product manufacturing of our Asian suppliers. In 2007 we began seeking governmental approval in the People’s Republic of China to sell our products in the PRC and recently received approval from the central government to obtain our business license. Our international growth plan also includes appointing new distributors and working with our security and convenience customers to sell additional product categories. We are also considering establishing a direct sales force in selected foreign countries.

Generate Free Cash Flow to Retire Debt

Over the past two years, we have used cash flow to fund working capital investments, principally for our satellite radio business and to complete key strategic acquisitions. With the downturn in the satellite radio business, we have begun to deleverage our balance sheet by retiring debt. In 2007, we reduced our debt, including our revolver and senior notes, by approximately $75.0 million. We plan to continue to focus on working capital initiatives and the integration of our acquisitions in order to realize operating synergies that will allow us to utilize free cash flow to retire debt in the future.

Product Lines

We categorize our sales as security and entertainment products and satellite radio products. Within the security and entertainment category, we sell products in security and convenience, home audio, mobile audio, and mobile video. Over the course of our history, we have continuously expanded our product offerings through a combination of internally developed product innovation and acquisitions.

Security and Entertainment

Within the security and entertainment category, we sell products in vehicle security, vehicle remote start and convenience, home audio, mobile audio, and mobile video.

Security and Convenience.  We believe we are the largest designer and marketer in North America of consumer branded vehicle security, vehicle remote start, and convenience systems. We offer a full range of products and accessories at various price points. Major products include the following:

•	Security products designed to deter theft of vehicles and vehicle contents.

•	Remote start products that permit users to start a vehicle’s ignition from up to one mile away from the vehicle.

•	DIY remote start systems designed for do-it-yourself installation.

•	Hybrid products that contain security, remote start, and other convenience capabilities with a range of up to one mile from the vehicle.

•	GPS tracking products that enable remote locating and tracking to recover a stolen vehicle.

•	Digital vehicle interface products that facilitate the installation and integration of aftermarket security and remote start systems.

Our security and convenience products offer consumers significant benefits over traditional keyless entry devices, including two-way communication, advanced LCD and LED key fob monitoring devices, high-range Responder radio frequency technology, and more comprehensive control of vehicle systems (such as climate control, locks, diagnostics, and audio systems).

Our vehicle security and convenience products are marketed under a number of brands, including the following:

• Viper	• Python	• Astroflex	• Avital	• Ready Remote
• Clifford	• Autostart	• Hornet	• Valet	• Automate

Home Audio.  We sell a full line of high-end home loudspeakers under our Definitive Technology and Polk Audio brand names. We believe the combined sales of these brands now represent the number one market share position in the United States. Both Polk Audio and Definitive Technology have established strong positions in the market through a legacy of high performance products with patented technologies, impactful consumer advertising, and favorable product reviews. We currently market the following home audio products:

•	Packaged home theater speaker systems.

•	A wide range of tower and on-wall speakers with patented technologies, many of which are designed to complement flat panel televisions.

•	Smaller speakers designed for specific home theater and stereo applications.

•	Powered subwoofers used in a complete range of products for traditional stereo and home theater applications.

•	A wide range of in-wall speakers, in-ceiling speakers, built-in subwoofers, digital amplifiers, and outdoor speakers.

•	All digital format entertainment systems using patented technologies. These systems include the I-Sonic entertainment system, which is an all-in-one home entertainment system, and the miDock Series for iPod docking.

Mobile Audio.  We sell mobile audio products under the Polk Audio, Orion, and Precision Power brands. This multi-brand strategy provides us with the ability to offer products at a variety of price points and to target consumers in a number of distinct demographic groups. We offer an extensive selection of high-performance mobile audio products and concentrate on the higher margin categories of the mobile audio market, including the following:

•	Power amplifiers that increase the voltage and current coming from the source unit, providing more power than is possible from a source unit alone, which are used in aftermarket automobile and OEM marine applications.

•	Aftermarket speakers that provide improved sound quality compared to most factory-installed mobile audio systems which are used in aftermarket automobile and OEM marine applications.

•	Subwoofers, or speakers that are eight inches or greater in diameter, which are designed to play lower (bass) frequencies and are used in aftermarket automobile and OEM marine applications.

•	A variety of accessories including power capacitors, distribution blocks, audio interconnects, and amplifier wiring kits for a variety of installation applications.

•	Satellite radio accessories, including portable, boomboxes, desktop, sound system, and installation kits to support SIRIUS receivers.

Mobile Video.  We market a variety of mobile video systems and related accessories. Over the years, we have distinguished our video offerings through the design of desirable features such as detachable and larger screens, headrest units that simplify installation, “all-in-one” overhead units, and a “dockable” DVD player for use in both a vehicle overhead unit and in the home. The majority of our mobile video products are currently sold in mobile specialty retailers under our Directed brand. We currently offer the following products:

•	“All-in-one” flip-down video displays combined with DVD players and wireless headphones that are installed on the interior of SUVs and minivans.

•	Aftermarket headrests that contain video screens designed to easily replace existing OEM headrests that are packaged with or without a DVD player and headphones.

•	Active matrix LCD screens designed for vehicle installation.

•	DVD players designed for vehicle installation.

•	A variety of accessories including wireless headphones, control modules, trim rings, and antennas designed for installation convenience.

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

We have an agreement with SIRIUS pursuant to which we have exclusive U.S. distribution rights for certain SIRIUS-branded products to our existing U.S. retailer customer base through August 2008. The SIRIUS-branded products that we distribute include the following:

•	Portable receivers that can be attached in a vehicle, to a boombox, or at home, or which are wearable/live receivers.

•	Docking stations that allow users to utilize receivers in vehicles, at home, or at work.

•	Satellite radio reception units for use with home audio equipment.

•	Down link processors, which are receivers designed to add to any existing car stereo.

•	A variety of accessories including signal combiners, distribution systems, antennas, and related items to assist with vehicle and home installations.

Distribution

Our products are sold through numerous domestic and international channels, including independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, car dealers, and distributors. We also sell products directly to SIRIUS Satellite Radio for direct to consumer resale on www.sirius.com.

Specialty Retailers

Mobile specialty retailers are the primary distribution channel for mobile electronics products in the United States. The majority of our independent retailers operate two or fewer locations. We supply mobile specialty retailers with a wide range of security brands from premium Viper, Python, and Clifford products to promotional and do-it-yourself devices under the Valet, Hornet, Avital, and Ready Remote brands. We believe that these retailers should remain an attractive distribution channel for us due to our long-term relationships and their focus on customer service.

We provide home audio specialty retailers with a variety of premium home loudspeakers. Similar to our relationship with our mobile retailer network, we are an important supplier to our home audio specialty retailers due to the relatively healthy margins they earn on our Definitive Technology and Polk Audio home audio products.

National and Regional Electronics Chains

We believe that national and regional electronics chains enable us to efficiently broaden our distribution and scale our business. Accordingly, we have devoted significant resources to increase our penetration with large national and regional chains such as Best Buy, Circuit City, and Magnolia Audio Video. We believe that our history with both Best Buy and Circuit City illustrates the opportunities that are available in this channel.

Mass Merchants and Automotive Parts Retailers

We believe that mass merchants and automotive parts retailers represent a meaningful opportunity to expand our sales. We currently sell our DIY remote start products and satellite radio products through these channels. As consumer awareness of these products increases, we believe that the mass merchant and automotive parts retailer channels could become an increasingly important part of our distribution strategy. In 2007, we continued to pursue opportunities with mass merchants and automotive parts retailers, while preserving brand differentiation of our premium products to protect our existing retailer base.

Car Dealers

We market a wide range of security and convenience products to car dealers both directly and through expeditors contracted to perform installation. Our car dealer customers are generally able to realize higher profit margins when they install our aftermarket products compared to their margins on OEM-installed options.

International Distribution

We sell our products internationally through our Canadian subsidiaries, U.K. office, and international distributors in 77 countries. We believe there is a significant opportunity to expand our international distribution and that many of the same factors that have driven the growth of our business in the United States could also benefit our international business. Our international growth strategy includes appointing new distributors and working with our security and convenience customers to sell additional product categories. We have established a direct sales force in the United Kingdom, Canada, Asia, and Latin America. We believe that the emerging Chinese automotive market represents a promising long-term consumer market opportunity for our products. Our international sales were approximately $56.1 million in 2007. Our international sales comprised approximately 14% of our 2007 net product sales and 19% of our gross security and entertainment product. Our Canadian sales were approximately 9% of our total net sales. Other than Canada, no single foreign country accounted for more than 1% of our net product sales in 2007.

Customers

We sell our products to independent specialty retailers, national and regional electronics chains, mass merchants, automotive parts retailers, car dealers, and international distributors. For the year ended December 31, 2007, other than sales to Best Buy, Circuit City, and SIRIUS, no customer accounted for more than 3% of our net product sales. Best Buy, including its subsidiary Magnolia Audio Video, accounted for approximately 21% and Circuit City accounted for approximately 10% of our net product sales for the year ended December 31, 2007. We also sell products directly to SIRIUS Satellite Radio for direct to consumer resale on www.sirius.com. Our sales directly to SIRIUS accounted for approximately 8% of our net product sales for the year ended December 31, 2007.

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

Our chief executive officer and other key executives directly manage our relationships with Best Buy, Circuit City, and SIRIUS. We utilize direct sales employees except where the geography or lack of retailer density in a particular area makes the use of independent sales representatives more cost effective. We also maintain our own credit staff that reviews new customers for suitability and monitors customer accounts.

We believe that consumer awareness of products is important to our future growth and, therefore, we also devote significant effort and expense to consumer education. We believe that relatively few consumers are aware of the limitations of factory-installed security devices, such as kill switches and keyless entry, or the benefits of the more advanced security and convenience features available in the aftermarket. We offer consumers and retailers reliable and comprehensive information about our product offerings and customer services at our corporate website, located at www.directed.com, which contains links to all of our brand websites.

Outsourced Manufacturing and Assembly

We outsource the manufacturing and assembly of essentially all of our products to contract manufacturers primarily located in Asia. We perform frequent on-site inspections and quality audits of these manufacturers. We maintain a support office in Hong Kong to manage our supply chain, including contract negotiations with, and quality and production from, our suppliers. We believe our manufacturing strategy supports a scalable business model, reduces our capital expenditures, and allows us to concentrate on our core competencies of brand management and product development.

Four of our suppliers accounted for a significant portion of our total inventory purchases. Two of these suppliers manufacture SIRIUS satellite radio receivers in Taiwan and China. Satellite radio receivers are manufactured by several suppliers in Asia and we believe these products can readily be sourced from other suppliers. We have built an extensive and mutually beneficial supply relationship with our largest security and convenience supplier that has lasted nearly 20 years, and we believe that we are by far their largest customer. Our largest supplier of home audio products also accounted for a significant portion of our purchases. We currently receive products from and are engaged in ongoing discussions with numerous other offshore suppliers in order to further expand our outsourcing relationships.

We have written agreements with most of our contract manufacturers that specify lead times and delivery schedules but we do not have long-term (more than one year) arrangements with any of our contract manufacturers that guarantee production capacity or prices.

Through our supply chain management and product development process, we often identify and negotiate directly with the suppliers who provide certain key components and materials to our contract manufacturers. In this way, we are able to better control the cost of our products while simultaneously reducing our dependence on our contract manufacturers through the establishment of direct relationships with suppliers of certain key components and materials.

Product Development and Engineering

We focus our product development and engineering efforts primarily on enhancing existing products and creating new products. At December 31, 2007, we employed 70 in-house staff that specialize in product development and engineering, specifically within the areas of radio frequency, bypass/data-bus module, industrial, mechanical, audio circuit design, and transducer (speaker) design. We also use contract engineers on a project basis when appropriate. We have earned 57 Consumer Electronics Association innovation awards and have consistently maintained ISO 9001 certification at our Vista, California headquarters location.

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

Technical Support and Training

Ensuring proper installation of our products is critical to the satisfaction of the end user. Our team of technical support staff provides phone support to our customers. In addition, we collect and make available to our customers a proprietary database called DirectWire, which contains approximately 6,000 vehicle wiring diagrams to assist with locating and connecting to the proper wires when installing our products. We also generate and provide additional comprehensive and valuable information for dealers and distributors, including product technical briefs and teardowns. Each year our best technicians also conduct field training programs at customer locations. On average, we train 4,000 installers and retail sales staff each year in a classroom environment and teach them about the latest technologies and systems needed to install Directed systems.

Warranty

Our products carry standard consumer warranties against defects in material and workmanship. Repair services are also available for certain products that are no longer covered under the original manufacturer’s warranty. We provide a rapid factory direct repair program for our U.S. customers under which we typically ship replacement products within 48 hours of receipt, reducing retailer and consumer inconvenience if our products fail to perform properly. Our international distributors generally assume the warranty obligations on the products they sell for us.

Intellectual Property

We rely on a variety of intellectual property protections, including patents, trade secrets, trademarks, confidentiality agreements, licensing agreements, and other forms of contractual provisions, to protect and advance our intellectual property. We hold patents in various technological arenas, primarily in vehicle security, home audio, and mobile audio. We also own or have rights to the intellectual property developed by our contract manufacturers on our behalf. In total, we hold 164 issued U.S. patents, which expire at various times between the year 2008 and the year 2024, and have 43 U.S. patents pending. Of our issued U.S. patents, 11 have also been issued as patents in foreign jurisdictions. We consider our patent portfolio to be a key competitive advantage for our business, and we license a number of patents to leading automobile manufacturers and electronics suppliers, which provides us with an incremental source of revenue. These licenses generally extend for the life of the patent.

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

We have registered many trademarks and trade names both in the United States and internationally and are committed to maintaining and protecting them. These registrations will continue to provide exclusive rights in perpetuity provided that we continue to use the trademarks and maintain the registrations. We believe certain of our trademarks and trade names are material to our business and are well known among consumers in our principal markets. Our principal trademarks and trade names include the following:

• Viper	• Definitive Technology	• Polk Audio
• Python	• Autostart	• Orion
• Clifford	• Directed	• Cobalt
• No One Dares Come Close	• The Science of Security	• The Speaker Specialist
• Astroflex	• Precision Power	• Automate
• Hornet	• Automate

Competition

Our security and convenience products face competition from a limited number of electronics companies. Certain of our other markets, such as mobile audio and mobile video, are very competitive, rapidly changing, and characterized by price competition and rapid product obsolescence. Additionally, certain markets, such as satellite radio, are characterized by rapidly changing technologies and evolving consumer usage patterns. We compete on the basis of brand recognition, quality and reliability, customer service and installation support, distribution capabilities, and, in certain markets, price. Our competitors come predominantly from two categories:

•	Specialty Audio Suppliers. These companies generally compete in specific market niches on the basis of brand image, quality, and technology.

•	Large Consumer Electronics Companies. These companies offer a wide range of products as part of their broad consumer electronics offerings. These companies tend to focus on large, high-volume product categories and generally have not focused on the smaller product segments, such as component speakers, security and convenience products, car amplifiers, and mobile video units, in which we compete. We plan to continue our focus on product categories that do not compete directly with these consumer electronics companies at the wholesale level. To the extent that these companies choose to focus on our product categories, they would be formidable competitors.

We consider our principal competitors within our product lines to be those listed below:

•	Security and convenience: Audiovox, Autopage, Crimestopper, LoJack, and Compustar

•	Premium loudspeakers: Klipsch, Paradigm, B&W, Harman (JBL and Infinity), and Bose

•	Satellite radio: Audiovox

•	Mobile video: Audiovox and Rosen

•	Mobile audio: Rockford Fosgate, Kicker, Alpine, MTX, and JL Audio

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

Our operations, including the paint booth at our training facility, create a small amount of hazardous waste, including various epoxies, gases, inks, solvents, and other wastes. The amount of hazardous waste we produce may increase in the future depending on changes in our operations. The disposal of hazardous waste has received increasing focus from federal, state, and local governments and agencies and has been subject to increasing regulation.

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

Employees

At December 31, 2007, we employed 581 persons. We consider our relationship with our employees to be good, and none of our employees are represented by a union or collective bargaining agreement.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

James E. Minarik	54	President and Chief Executive Officer
Kevin P. Duffy	32	Executive Vice President and Chief Financial Officer
Richard J. Hirshberg	53	Senior Vice President — Finance and Treasurer
Glenn R. Busse	45	Senior Vice President — Sales
Mark E. Rutledge	37	Senior Vice President — Engineering and Product Development
Michael N. Smith	41	Vice President — Operations
KC Bean	44	Vice President, General Counsel, and Secretary
J. Steven Wood	54	Vice President — Sales
Alan P. Heim	55	Vice President — Human Resources

James E. Minarik has served as our Chief Executive Officer since January 2001. From 1992 to December 2000, Mr. Minarik was employed by business units of the publicly traded and Japan-based Clarion Company Limited, a supplier of audio equipment to global car manufacturers and retailers, including as the Chief Executive Officer of Clarion Corporation of America from 1997 to December 2000. Mr. Minarik currently serves on the board of directors of Escort Inc., a privately held radar detector company, Twin Star, a privately held manufacturer of electric fireplaces, and of the Boys and Girls Club of Vista Foundation. Mr. Minarik has previously served as a member of the Board of the Consumer Electronics Association from 1992 through 2007 and as a member of the Board of Governors of the Electronics Industry Association from 2001 through 2006. Mr. Minarik received both a Bachelors Degree and a Masters of Business Administration from the Pennsylvania State University.

Kevin P. Duffy has served as our Executive Vice President and Chief Financial Officer since November 2007. Mr. Duffy previously served our company as Senior Vice President — Corporate Development and Marketing from March 2006 to November 2007, and Vice President from June 2003 to March 2006. From July 2002 to June 2003, Mr. Duffy served as a consultant to our company. From August 2001 to June 2003, Mr. Duffy attended the Stanford Graduate School of Business where he received a Masters of Business Administration. From August 2000 to January 2002, Mr. Duffy worked for ThinkTank Holdings LLC, a private venture capital firm located in Southern California, and one of its portfolio companies, as Vice President of Business Development and then as Executive Vice President. Mr. Duffy’s previous experience includes serving as Director of Strategy at Clarion Corporation of America, as well as consulting with Bain & Company and Deloitte & Touche. Mr. Duffy also holds an A.B. in Economics from Princeton University.

Richard J. Hirshberg has served as our Senior Vice President — Finance and Treasurer since November 2007. Prior to his appointment to this position, Mr. Hirshberg served as our Vice President — Treasurer from March 2007 to November 2007 and Vice President — Internal Audit and Compliance from September 2005 to March 2007. Prior to that, Mr. Hirshberg served as our Chief Financial Officer and Vice President — Finance from March 2001 to September 2005. From January 1998 to March 2001, Mr. Hirshberg worked for several start-up companies in the capacity of Chief Financial Officer. From January 1991 to December 1997, Mr. Hirshberg served in various capacities, culminating in the position of Chief Financial Officer, for McGaw, Inc., a publicly traded pharmaceutical manufacturer. Mr. Hirshberg is a Certified Public Accountant and spent over 11 years at Arthur Andersen & Co. in various capacities. Mr. Hirshberg received a Bachelors Degree from Northwestern University and a Masters of Business Administration from Northwestern University’s Kellogg Graduate School of Management.

Glenn R. Busse has served as our Senior Vice President — Sales since January 2007. Prior to that, Mr. Busse served as our Vice President of Sales or Vice President of Sales and Marketing since joining our company in 1986. Prior to joining our company, Mr. Busse served as the National Sales Manager of Black Bart Systems, a vehicle security company. Mr. Busse received his baccalaureate certification from Lycee Paul Langevin in Surenes, France and is fluent in French.

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

Michael N. Smith has served as our Vice President — Operations since March 2007. Prior to that, Mr. Smith served as our Vice President — Operations and IT from March 2006 to March 2007, as Vice President — Operations, Human Resources and Information Technology from February 2005 to March 2006, and as a Vice President — Marketing from April 2002 to February 2005. From 1990 until April 2002, Mr. Smith served in various capacities for Ford Motor Company, including information technology, mergers and acquisitions, business strategy, and the Wingcast division. Mr. Smith holds a Bachelors Degree, with Highest Honors, in Business Administration/Operations Management from Auburn University and a Masters Degree in Business Administration/Information Technology from the University of Texas at Austin.

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

J. Steven Wood has served as our Vice President — Sales since July 2006. Prior to joining our company, Mr. Wood served as the Senior Vice President of Merchandising and Marketing for Bernie’s, a retailer of appliances and televisions in New England, from July 2005 to July 2006. Prior to that, Mr. Wood served as Vice President of Merchandising for Ultimate Electronics, a retailer of consumer electronics products from March 2000 to March 2005. Mr. Wood is a 31-year veteran of the consumer electronics industry with experience in many different facets of the industry, primarily in retail.

Alan P. Heim has served as our Vice President — Human Resources since November 2007. Prior to joining our company, Mr. Heim served as the Director of Human Resources of RF Magic, Inc (now Entropic Communications) from September 2006 to September 2007. From January 2004 to August 2006, Mr. Heim served as Vice President for HR Interactive, a management consulting firm. Mr. Heim served as Vice President of Operations and HR for Lathian Systems, a software development company, from January 2000 to November 2006, and as Corporate Director, Human Resources for ICN Pharmaceuticals. Mr. Heim held multiple leadership positions over a 23-year career as an Officer in the United States Marine Corps and retired at the rank of Colonel. During his Marine Corps experience, Mr. Heim was awarded a Research Fellowship at Harvard where he studied and wrote on leadership and change. Mr. Heim holds a BA degree from Salem State College, and a MA in HR Management from Pepperdine University. He was awarded his SPHR (Senior Professional of Human Resources) certification in 1997.

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

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and developing new or enhanced products;

•	our ability to address the needs of our retailers and consumers;

•	the pricing, quality, performance, reliability, features, ease of installation and use, and diversity of our products;

•	the quality of our customer service;

•	product or technology introductions by our competitors;

•	ability of our contract manufacturers to deliver on time, on price, and with acceptable quality; and

•	restricted access to component parts such as microprocessors and LCD screens.

The success of competing products or technologies could substantially reduce the demand for our products and cause our sales to decline.

If we do not continue to improve our core products or develop new products that meet the constantly changing demands of our customers, our sales may decline.

Our ability to succeed is based in large part on meeting the demands of the branded consumer electronics market. We must regularly improve our core products and introduce new products and technologies that gain market acceptance, such as our introduction of two-way security and convenience devices, mobile video, mobile navigation, and satellite radio products in recent years. Our future operating results will depend to a significant extent on our ability to provide products that compare favorably on the basis of time to introduction, cost, and performance with the products of our competitors.

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

For the year ended December 31, 2007, sales to our top five customers, including our international distributors, accounted for approximately 45% of our net product sales of which Best Buy (including its subsidiary Magnolia Audio Video) accounted for approximately 21% of our net product sales. In addition, Circuit City accounted for approximately 10% our net product sales for the year ended December 31, 2007. Reliance on key customers may make fluctuations in revenue and earnings more severe and make business planning more difficult.

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

In August 2004, we began selling, marketing, and distributing products for SIRIUS Satellite Radio, a subscription-based satellite radio company that provides content to compatible receivers, including the SIRIUS-branded receivers we distribute. The agreement also permits SIRIUS to distribute SIRIUS products directly to consumers. The sale of SIRIUS products currently accounts for a significant (approximately 29% for the year ended December 31, 2007) portion of our net product sales, including sales of satellite radio products that we sell directly to SIRIUS. Our agreement with SIRIUS expires in August 2008 and, unless extended, our sales would decline significantly upon expiration of that agreement.

In February 2007, SIRIUS and XM Radio announced a definitive agreement pursuant to which SIRIUS and XM Radio will combine their businesses. While SIRIUS and XM Radio shareholders have approved the transaction, it will require governmental approval. Although our business relationship with SIRIUS remains strong, the impact of the proposed business combination on our future relationship with SIRIUS is uncertain.

In general, the satellite radio business is still a relatively new and unproven business, and SIRIUS Satellite Radio has incurred substantial losses since its inception. The satellite radio market in general, and SIRIUS in particular, may fail to develop and may never reach profitability, which could cause SIRIUS to discontinue its business. If SIRIUS is forced to discontinue its operations, our sales would decline and our business could be harmed. In addition, SIRIUS could change its hardware distribution strategy in the future, including entering into arrangements with one or more of our competitors in addition to or instead of us, or could determine to sell the hardware itself.

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

Essentially all of our products are manufactured and assembled by outsourcing partners, which are primarily located in China, Taiwan, and South Korea. Four of our suppliers account for a significant portion of our purchases. Two of these suppliers manufacture SIRIUS satellite radio receivers in Taiwan and China. Our largest security and convenience supplier and our largest home audio supplier also account for a significant portion of our purchases. We do not have long-term (more than one year) arrangements with any of our contract manufacturers that guarantee production capacity or prices. Certain of our contract manufacturers serve other customers, a number of which have greater production requirements than we do. As a result, our contract manufacturers could determine to prioritize production capacity for other customers or reduce or eliminate services for us on short notice. Qualifying new manufacturers is time-consuming and could result in unforeseen manufacturing and operational problems. The loss of our relationships with our contract manufacturers or their inability to conduct their manufacturing services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. Additionally, rapid increases in orders from any of our larger customers could cause our requirements to exceed the capacity of our contract manufacturers. If any of these events were to occur, the resulting decline in revenue would harm our business.

Shortages of components and materials may delay or reduce our sales and increase our costs.

The inability of our contract manufacturers to obtain sufficient quantities of components and other materials, such as LCD panels and controller chips, necessary to make our products could result in delayed sales or lost orders. We may be faced with increased costs, supply interruptions, and difficulties in obtaining certain components. Materials and components for some of our major products may not be available in sufficient quantities to satisfy our needs because of shortages of these materials and components. Any supply interruption or shortages could harm our reputation with our customers and may result in lost sales opportunities.

Because we outsource essentially all of our manufacturing to third parties, which are primarily located in China, Taiwan, and South Korea, we are subject to the economic risks associated with changes in the social, political, regulatory, and economic conditions inherent in these countries.

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

We do not have long-term arrangements with any of our contract manufacturers that guarantee production capacity or prices. As a result, increases in the cost of doing business in China, including increases due to changes in environmental and political regulations, increased competition for employees, increased costs of other raw materials, and any appreciation of the Renminbi against the U.S. dollar could increase our cost of sales and adversely affect our gross margins and results of operations.

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

Our products are complex and may contain undetected defects or experience unforeseen failures when first introduced or as new versions are introduced. For example, we recently began selling remote start products intended for installation in manual transmission vehicles. Despite testing by us and our manufacturers, defects may be found in existing or new products. Any such defects could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed.

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

Our sales and distribution operations in the Canadian, European, Asian, and Latin American markets create a number of logistical and communications challenges for us. Our international sales were approximately $56.1 million in 2007. We plan to increase our international sales in the future. Selling products internationally exposes us to various economic, political, and other risks, including the following:

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

Our revenues and purchases are predominantly in U.S. Dollars. However, we collect a portion of our revenue in non-U.S. currencies, such as British Pounds Sterling and Canadian Dollars. In the future, and especially as we expand our sales in international markets, our customers may increasingly make payments in non-U.S. currencies. In addition, we account for a portion of our costs in our U.K. office and Canadian subsidiaries, such as payroll, rent, and indirect operating costs, in British Pounds Sterling or Canadian Dollars, respectively. Fluctuations in foreign currency exchange rates could affect our sales, cost of sales, and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. A majority of our products are made in China, which in 2005 revalued its currency, the Renminbi, upward against the U.S. Dollar. Appreciation of the Renminbi against the U.S. Dollar causes certain of our manufacturers’ costs to rise in U.S. Dollar terms. This could pressure our manufacturers to raise prices and thereby adversely affect our profitability. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute shareholder value, and adversely affect our operating results.

We may continue to review opportunities to buy other businesses or technologies that would complement our current product lines, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. We have completed several acquisitions and are likely to buy businesses, assets, brands, or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute the percentage ownership of our existing shareholders, incur substantial debt, or assume contingent liabilities. Our recent acquisitions, as well as potential future acquisitions, involve numerous risks, including the following:

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

Our goodwill and intangible assets have been impaired and may become impaired again in the future.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test our goodwill and other intangible assets at least annually to determine whether the carrying value of those assets exceeds their fair value. We completed our annual assessment in the fourth quarter of fiscal 2007 and, as a result, recorded non-cash impairment losses of $168.4 million related to goodwill and $26.5 million related to indefinite-lived intangible assets. The goodwill impairment charge was the result of the decline in our stock price as we used our market capitalization in our assessment of the fair value of our goodwill. The process of evaluating the impairment of goodwill and other intangible assets is subjective and requires significant judgment. In estimating the fair value of the business and intangible assets for the purpose of our annual or periodic analyses, we make estimates and judgments about the future cash flows of our business. Although our cash flow forecasts are based on assumptions that are consistent with plans and estimates we are using to manage our underlying business, there is significant judgment in determining the cash flows attributable to our business. If actual results are different from our forecasts, future tests may indicate additional impairments of goodwill or other intangible assets, which would adversely affect our results of operations. If, in the course of our annual or interim valuation testing procedures, we determine that a portion of the consolidated goodwill balance or other intangible assets are impaired, any non-cash charge would adversely affect our financial results.

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

The markets in which we compete can involve litigation regarding patents and other intellectual property rights. We sometimes receive notices from third parties, including groups that have pooled their intellectual property, that claim our products infringe their rights. From time to time, we receive notices from third parties of the intellectual property rights such parties have obtained. We cannot be certain that our products and technologies do not and will not infringe issued patents or other proprietary rights of others. For example, during 2006 and 2007 we incurred substantial litigation and settlement costs in a patent infringement claim filed by Omega Patents, LLC. Any claim, with or without merit, could result in significant litigation costs and diversion of resources, including the attention of management, and could require us to enter into royalty and licensing agreements, all of which could have a material adverse effect on our business. We may be unable to obtain such licenses on commercially reasonable terms, or at all, and the terms of any offered licenses may not be acceptable to us. If forced to cease using such intellectual property, we may not be able to develop or obtain alternative technologies. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing, using, or selling certain of our products, which could have a material adverse effect on our business.

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

Our substantial indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy our significant debt service obligations.

As of December 31, 2007, our consolidated long-term indebtedness was $262.9 million and we had $4.0 million drawn on our revolving credit facility. We may incur substantial additional indebtedness in the future, including additional borrowings under our revolving credit facility.

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

Our ability to incur significant future indebtedness, whether to finance potential acquisitions or for general corporate purposes, will depend on our ability to generate cash. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our senior secured credit facility in amounts sufficient to enable us to fund our liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity. In the fourth quarters of 2009, 2010, 2011, and 2012 we are required to make substantial balloon payments on our credit facility principal. In September 2013, our remaining principal payment due under our senior credit facility will be substantial. If we cannot satisfy these obligations from operating cash flow, we will be required to refinance all or a portion of our senior credit facility. If we are unable to refinance this or any of our indebtedness on commercially reasonable terms or at all, or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

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

As of December 31, 2007, we had approximately $266.9 million of outstanding debt, including $4.0 million drawn on our revolving credit facility, which was subject to variable interest rates. Accordingly, we may experience material increases in our interest expense as a result of increases in interest rates. In January 2007, we entered into an interest rate swap, which effectively fixes the interest rate on $153.0 million of our debt until January 2010. Our annual interest expense on our remaining variable rate debt would increase by $1.1 million for each 1% increase in interest rates, assuming no revolving credit borrowings and considering the fixed rate on $153.0 million due to the interest rate swap.

Disruption in our main distribution centers may prevent us from meeting customer demand and our sales and profitability may suffer as a result.

We manage our product distribution through several distribution centers in the in the United States, Canada, the United Kingdom, and Hong Kong. A serious disruption, such as an earthquake, flood, or fire, at any of our main distribution centers could damage our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and experience longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a distribution center. As a result, any such disruption could have a material adverse effect on our business.

We may seek to raise additional capital in the future to finance our operations, and our inability to raise such capital could restrict our growth and harm our operating results.

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

Our wireless products, including our satellite radio and security and wireless headphone devices, must comply with all applicable regulations of the Federal Communications Commission, or FCC. Any failure or delay in obtaining required FCC licenses could prevent or delay new product introductions. Failure to comply with applicable FCC regulations could result in significant fines or product recalls. For example, during the second quarter of 2006, we received a letter from the FCC stating that its Office of Engineering and Technology Laboratory had tested certain satellite radios that we distribute, and had determined that the transmitters were not in compliance with either the applicable operating frequency range or the applicable emission limits. As a result, we were forced to stop shipments until the third quarter of 2006, when we received notification that the FCC approved the modifications made to the products and had determined that the radios were in compliance with applicable operating frequency range and emission limits.

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

Risks Related to Ownership of Our Common Stock

The market price for our common stock may continue to be volatile.

Since our initial public offering in December 2005, our common stock has experienced significant price fluctuations. Many factors could cause the market price of our common stock to rise and fall, including the following:

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

For instance, our 2005 and 2006 revenue increases were attributable in large part to the growth of the satellite radio and home audio markets. With the downturn in the satellite radio business, we have experienced decreased revenue and adverse performance trends. If we cannot add other products to generate revenue growth our business could be adversely affected.

Historically, our sales have usually been weaker in the first two quarters of each fiscal year and have, from time to time, been lower than the preceding quarter. Our products are highly consumer-oriented, and consumer buying is traditionally lower in these quarters. Sales of our products are usually highest in our fourth fiscal quarter due to increased consumer spending on electronic devices during the holiday season. Additionally, our remote start products are seasonally affected by colder winter months.

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

Investment funds affiliated with Trivest Partners, L.P. together beneficially own approximately 37% of our outstanding common stock. In addition, two of our directors are affiliated with Trivest Partners, L.P. As a result, Trivest Partners, L.P. has significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of shareholders regardless of whether or not other shareholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders.

The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market and the perception that these sales could occur may depress the market price. As of December 31, 2007, we had 25,419,738 shares of common stock outstanding, all of which may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144.

In addition, shareholders owning 12,116,680 shares are entitled to require us to register our securities owned by them for public sale. In May 2006, we filed a registration statement to register the 2,750,000 shares issuable under our incentive compensation plan.

Sales of common stock pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

We also use public warehouses to distribute certain of our products, as well as the following leased facilities:

Location	Purpose	Square Feet

People’s Republic of China	Sales Office	400
Manchester, New Hampshire	Warehouse and Distribution Center	1,100
Hong Kong	Asia/Pacific Operations Office	1,500
Owings Mills, Maryland	Sales and Marketing Office	5,700
Sherbrooke, Quebec, Canada	Warehouse and R&D Facilities	8,000
Mascouche, Quebec, Canada	Sales, Administration, and Distribution Center	8,000
Epsom, England	Sales and Distribution Center	10,000
Delson, Quebec, Canada	Sales, Administration, and Distribution Center	12,000
Montreal, Quebec, Canada	Sales, Administration, R&D, and Distribution Center	23,000
Baltimore, Maryland	Office and Distribution Center	100,000
San Diego, California	Distribution Center	147,000

Item 3.	Legal Proceedings.

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

	High	Low

2007
Fourth quarter	$4.17	$0.99
Third quarter	$9.06	$3.91
Second quarter	$10.96	$8.58
First quarter	$11.44	$8.25
2006
Fourth quarter	$16.14	$10.80
Third quarter	$16.30	$10.54
Second quarter	$17.79	$12.04
First quarter	$18.00	$12.75

On March 10, 2008, the closing sale price of our common stock was $1.90 per share. On March 10, 2008, there were approximately 387 record holders and approximately 2,032 beneficial owners of our common stock.

Dividend Policy

We have not paid any dividends in the two most recent fiscal years and currently do not expect to pay cash dividends or make any other distributions in the future. We currently plan to retain any earnings to finance the growth of our business or repay debt rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital and legal requirements as well as other factors deemed relevant by our board of directors. Our current debt agreements prohibit us from paying dividends without the consent of our lenders.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that has been authorized for issuance under our 2005 incentive compensation plan as of December 31, 2007.

(c)
	(a)	(b)	Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity Compensation Plans Approved by Shareholders	1,390,860	$8.41	1,359,140
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	1,390,860		1,359,140

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act of 1933, as amended.

The following line graph compares cumulative total shareholder returns for the period from December 16, 2005 through December 31, 2007 for (1) our common stock; (2) the Nasdaq Market Index (U.S.); and (3) an industry peer group. We do not believe that an index exists with companies comparable to those of our company. We have therefore elected to include a peer group consisting of Audiovox Corporation; Garmin Ltd.; LoJack Corporation; Harman International Industries, Incorporated; and Rockford Corporation. The graph assumes an investment of $100 on December 16, 2005, which was the first day on which our stock was listed on The Nasdaq Stock Market. The calculations of cumulative shareholder return on the Nasdaq Market Index and the industry peer group include reinvestment of dividends, but the calculation of cumulative shareholder return on our common stock does not include reinvestment of dividends because we did not pay dividends during the measurement period. The performance shown is not necessarily indicative of future performance.

Item 6.	Selected Financial Data.

The consolidated statement of operations data for the fiscal years ended December 31, 2007, 2006, and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the fiscal years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004, and 2003 have been derived from our audited consolidated financial statements not included herein. Since the consolidated statement of operations only includes the results of operations of our acquired companies since the date of their acquisition, our historical results are not necessarily indicative of our results of operations to be expected in the future. You should read this information in conjunction with our consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Years Ended December 31,
	2007		2006	2005	2004	2003
	(In thousands, expect per share data)

Consolidated Statement of Operations Data:
Net sales	$401,140		$437,778	$304,558	$189,869	$131,765
Cost of sales	259,443		315,155	205,587 (c)	108,525	69,907

Gross profit	141,697		122,623	98,971	81,344	61,858
Total operating expenses	295,514	(a)	70,972	79,649 (c)	41,105	31,782

Income (loss) from operations	(153,817)		51,651	19,322	40,239	30,076
Interest expense, net(b)	27,785		17,516	24,857	16,523	9,091

Income (loss) before provision for (benefit from) income taxes	(181,602	)(a)	34,135	(5,535)	23,716	20,985
Provision for (benefit from) income taxes	(41,634)		13,126	(398)	9,754	8,514

Net income (loss)	(139,968	)(a)	21,009	(5,137)	13,962	12,471
Net income (loss) attributable to participating security holders	—		—	(61)	138	63

Net income (loss) available to common shareholders	$(139,968	)(a)	$21,009	$(5,076)	$13,824	$12,408

Net income (loss) per common share:
Basic	$(5.40)		$0.81	$(0.27)	$0.88	$0.97

Diluted	$(5.40)		$0.81	$(0.27)	$0.80	$0.76

	As of December 31,
	2007		2006		2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,760		$9,861		$12,167	$3,784	$16,284
Total assets	340,434	(a)	678,707		370,620	294,347	213,815
Total debt	266,926	(b)	342,227	(b)	171,810	225,610	95,092
Total shareholders’ equity (deficit)	(13,898	)(a)	124,391		99,523	458	75,548

(a)	Our 2007 annual goodwill and intangible asset impairment review resulted in a non-cash impairment charge of $194.8 million.

(b)	In September 2006, we entered into a new senior credit facility to increase our term loan by $141.0 million, which resulted in a 25 basis point increase in our interest rates. The proceeds of the senior notes were used to finance the acquisition of Polk and to pay fees and expenses in connection with that acquisition. As a result of the September 2006 amendment, we wrote off unamortized debt issuance costs of $0.3 million. In December 2007, we prepaid $39.2 million of the outstanding principal on our senior notes. In connection with this prepayment, we wrote off unamortized debt issuance costs of $0.8 million.

(c)	In connection with our initial public offering of our common stock, we incurred $25.4 million of stock-based compensation, costs related to the termination of certain sale bonus and equity gain program arrangements, and other IPO costs, of which $0.8 million is included in cost of sales and $23.7 million of which is included in operating expenses; paid $2.2 million to our chief executive officer pursuant to an equity participation agreement; and paid $3.5 million to terminate a management agreement with a related party.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We believe we are the largest designer and marketer in North America of premium home theater loudspeakers, consumer branded vehicle security, and remote start systems, and we believe we are the largest supplier of aftermarket satellite radio receivers, based upon sales. We are also a major aftermarket supplier of mobile audio and mobile video systems. In the home audio market, we design and market award-winning Polk Audio® and Definitive Technology® premium loudspeakers. Our broad portfolio of vehicle security, remote start, and GPS tracking systems are sold under leading brands including Viper®, Clifford®, Python®, Autostart®, and Astroflex®. Our mobile audio and video products include speakers, subwoofers, amplifiers, and video screens, sold under our Polk®, Orion®, Precision Power®, Directed Video®, and Automate® brand names.

We have grown our business organically as well as through strategic acquisitions and partnerships. Our expansion has resulted in expanding our product offerings, distribution channels, and base of contract manufacturers. We also increased our business by entering into an arrangement with SIRIUS Satellite Radio Inc. in 2004 to sell and market SIRIUS-branded satellite radio products, thus increasing our penetration of national electronics retailers and further diversifying our product mix.

We sell our products through numerous distribution channels, including independent specialty retailers, national and regional retail electronics chains, mass merchants, automotive parts retailers, car dealers, regional distributors, and international distributors. In 2007, we sold to over 10,000 storefronts. We have exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to our existing U.S. retailer customer base. We also sell products directly to SIRIUS Satellite Radio for direct to consumer resale.

We outsource all of our manufacturing activities to third parties located primarily in Asia. Our costs are largely driven by the prices negotiated with our suppliers. Our expenses are also impacted by such items as personnel, sales and marketing, distribution, and occupancy costs.

Significant Transactions

In September 2006, we expanded our home and mobile audio product offering by acquiring Polk Holding Corp., a leading provider of high performance home and mobile audio equipment, for $138.1 million, including acquisition costs. The acquisition of Polk was funded through a $141.0 million increase in our senior credit facility, which significantly increased our interest expense. As a result of this acquisition, our results of operations are not necessarily comparable on a period-to-period basis.

Outlook

Although other factors will likely impact us, including some we do not foresee, we believe our performance for 2008 and beyond will be affected by the following opportunities and challenges:

•	Security and Entertainment. We plan to continue to leverage our expertise in product design and development, our strong intellectual property platform, and our diverse distribution network by continuing to develop and introduce new and enhanced products in our higher margin security and entertainment categories. We plan to grow our security and convenience product sales by continuing to improve our market position in this category. We plan to do this by innovating our core alarm and remote start products by making cosmetic improvements, adding new features, enhancing the battery life, extending the range of the remotes, and by making our products simpler to install. We are also considering expanding our current addressable market by entering into adjacent categories that leverage our technical competencies in RF design and sensor development. We also plan to grow our Polk Audio and Definitive Technology home audio sales with core speaker product development and expansion into related speaker and electronics products such as tabletop radios, iPod docks, outdoor speakers, and custom installation products. We also plan to expand our distribution of our Polk Audio home audio products. As previously announced, beginning in 2008, a wide selection of our Polk Audio home audio entertainment products will be available at more than 900 Best Buy locations throughout the U.S. Additionally, certain Polk Audio products will be available in 2008 at more than 170 Apple Store locations and the Apple Online Store.

•	Satellite Radio. In August 2004, we entered into a strategic supply relationship with SIRIUS and in April 2005, we entered into an agreement with SIRIUS pursuant to which we have exclusive U.S. distribution rights for certain SIRIUS-branded products to our existing U.S. retailer customer base. In February 2007, SIRIUS and XM Radio announced a definitive agreement pursuant to which SIRIUS and XM Radio will combine their businesses. SIRIUS and XM Radio shareholders have approved the transaction, but it requires governmental approval. Although our business relationship with SIRIUS remains strong, the uncertainty of the proposed business combination is a risk to our sales in 2008. In July 2007 and again in November 2007, we amended our agreement with SIRIUS to, among other things, provide for or amend existing terms relating to forecasting and product order placement, activation fees and dealer payments, product sourcing and pricing, product returns, and product warranties, and to extend the term of the agreement until August 31, 2008. We anticipate that this amended agreement, along with other process improvements by us, will reduce our current warranty and sales returns costs during 2008. For the years ended December 31, 2007 and 2006, we generated $117.9 and $220.1 million of satellite radio gross sales, respectively. We believe that our satellite radio sales will continue to decline in 2008. It is also uncertain whether we will renew or extend our agreement beyond August 31, 2008. If we do not renew or extend the agreement, our future revenues would decline significantly.

•	Operating Expenses. Our operating expenses have increased over the past three years as a result of the acquisition of six companies, increased public company costs after our initial public offering, and costs related to our entrance into the satellite radio business. Our focus in 2006 and 2007 was on leveraging the engineering resources from our acquisitions, which resulted in new products that will begin shipping in 2008. Our focus in 2008 and beyond will be on reducing operating expenses. We have recently retained an operations efficiency improvement consultant with a track record of measurable results. Our objective is to identify cost savings and synergy opportunities across our consolidated company. We expect this project to begin to yield results in 2008.

•	Free Cash Flow to Retire Debt. In 2005 and 2006, we used cash flows to fund working capital investments, principally for our satellite radio business and to complete key strategic acquisitions. With the downturn in the satellite radio business, we have begun to deleverage our balance sheet by retiring debt. In 2007, we reduced our debt, including our revolver and senior notes, by approximately $75.0 million. We plan to continue to focus on working capital initiatives and the integration of our acquisitions in order to realize operating synergies that will allow us to utilize free cash flow to retire debt in the future. For example, we have recently improved our payment terms with certain vendors for 2008.

•	Interest Expense. As more fully described in “Liquidity and Capital Resources” below, in March 2008, we amended our senior credit facility to modify, among other things, certain covenant requirements, including a higher allowable leverage ratio. The amendment will increase our interest rate by 100 to 150 basis points, depending upon leverage ratios, from our current rate of LIBOR plus 250 basis points. Although our interest rate will increase, we expect interest expense to decrease in 2008 compared with 2007 due to lower debt balances and an expected decline in LIBOR.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales of certain items in our financial statements:

	Years Ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	64.7%	72.0%	67.5%

Gross profit	35.3%	28.0%	32.5%
Selling, general and administrative	22.6%	14.8%	23.9%
Provision for litigation	1.3%	0.7%	0.0%
Amortization of intangibles	1.3%	0.7%	0.9%
Goodwill and intangible asset impairment	48.6%	0.0%	0.0%
Management fee to related party	0.0%	0.0%	1.4%

Income (loss) from operations	(38.5)%	11.8%	6.3%
Interest expense, net	6.9%	4.0%	8.2%

Income (loss) before provision for (benefit from) income taxes	(45.4)%	7.8%	(1.8)%
Provision for (benefit from) income taxes	(10.4)%	3.0%	(0.1)%

Net income (loss)	(35.0)%	4.8%	(1.7)%

The net sales that we report represent gross product sales to customers less rebates and payment discounts, plus royalty and other revenue. We do not allocate these rebates or payment discounts to specific product categories. As a result, in the discussion below we discuss gross sales by product category. The following table sets forth our gross and net sales information:

	Years Ended December 31,
	2007	2006	2005

Gross security and entertainment sales	$298,054	$229,367	$190,510
Gross satellite radio sales	117,906	220,070	120,893
Rebates/payment discounts	(19,469)	(15,510)	(9,997)

Net product sales	396,491	433,927	301,406
Royalty and other revenues	4,649	3,851	3,152

Net sales	$401,140	$437,778	$304,558

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales

Our net sales decreased approximately $36.7 million, or 8.4%, to $401.1 million in 2007 compared with $437.8 million in 2006. The decrease was the result of an increase of $68.7 million, or 29.9%, in security and entertainment sales, a decrease of $102.2 million, or 46.4%, in satellite radio sales, and an increase of $4.0 million, or 25.8%, in rebates and payment discounts.

The increase in security and entertainment product sales resulted primarily from the expansion of home and mobile audio products related to our acquisition of Polk in late September 2006. Within the security and entertainment category, the Polk impact on sales was $73.0 million. Excluding Polk, our security and entertainment sales decreased by $4.3 million due to decreases in our mobile audio and mobile video sales, which were partially offset by increases in our security and convenience and continued strong Definitive Technology home audio sales. Mobile audio, including satellite radio accessories designed by us, and mobile video sales decreased due to industry-wide softness in these categories. The increase in our security and convenience sales was primarily due to strong performance from our Canadian brands and due to colder weather than in 2006.

The decrease in satellite radio product sales was primarily due to reduced prices and reduced demand during 2007 from the residual effect of the slower than expected sell-through of SIRIUS products during the 2006 holiday season, possible consumer uncertainty related to the proposed business combination between SIRIUS and XM Radio.

Rebates and payment discounts increased $4.0 million, or 25.8%, to $19.5 million in 2007 compared with $15.5 million in 2006. This increase was primarily related to increased home audio and security and convenience sales due to acquisitions. As a percentage of gross sales, rebates and discounts increased from 3.4% in 2006 to 4.7% in 2007. This increase was primarily due to the change in product sales mix from the increase in sales of security and entertainment products as compared to satellite radio products, on which we do not offer significant rebates.

Gross Profit and Income (Loss) from Operations

Our gross profit increased approximately $19.1 million, or 15.6%, to $141.7 million in 2007 compared with $122.6 million in 2006. This increase is primarily due to increased sales of security and entertainment products and a change in product sales mix. Our gross profit margin increased from 28.0% in 2006 to 35.3% in 2007. This increase was primarily due to a change in product sales mix of increased sales of higher margin security and entertainment products combined with reduced sales of lower margin satellite radio products. During the period, our security and entertainment margins generally remained at historical levels.

Selling, general and administrative expenses increased by approximately $25.8 million, or 39.8%, to $90.6 million in 2007 compared with $64.8 million in 2006. The increase was primarily due to the full year inclusion of operating costs associated with our 2006 acquisitions, which have a higher operating expense as a percentage of net sales. The increase also reflects additional investments in research and development projects related to our security and entertainment business. Our provision for litigation increased by approximately $2.1 million, or 70.0%, to $5.1 million in 2007 compared with $3.0 million in 2006. The increase is related to the settlement of a patent litigation case in the first quarter of 2007. Amortization of intangible assets included in operating expenses increased by approximately $1.8 million, or 56.3%, to $5.0 million in 2007 compared with $3.2 million in 2006 due the inclusion of a full year of amortization expense related to our 2006 acquisitions.

During the fourth quarter of 2007, we recorded a non-cash impairment charge of $194.8 million related to goodwill and certain indefinite-lived intangible assets. The impairment charge was necessary due to the decrease in the fair value of goodwill and intangible assets as compared to their carrying values.

Net Interest Expense

Net interest expense increased approximately $10.1 million, or 57.4%, to $27.7 million in 2007 compared with $17.6 million in 2006. The increase is primarily due to the increased borrowings under our senior credit facility in connection with our acquisition of Polk in September 2006, which resulted in additional borrowings of $141.0 million and a 25 basis point increase in our interest rates. During the fourth quarter, we prepaid approximately $39.2 million of our outstanding debt. In connection with this prepayment, we wrote off unamortized debt issuance costs of $0.8 million.

Provision for (benefit from) Income Taxes

Our effective tax rate decreased from a provision of 38.5% in 2006 to a benefit of 22.9% in 2007. This decrease resulted primarily from the tax effect of the goodwill impairment. Because a significant portion of our goodwill was acquired in nontaxable transactions, it is not deductible for tax purposes. The loss of the tax benefit related to the nontaxable goodwill resulted in a significant reduction to the effective tax rate benefit in 2007.

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

During the second quarter of 2006 we received a letter from the Federal Communications Commission stating that its Office of Engineering and Technology Laboratory had tested the SIRIUS ST2 and SIRIUS S50-C radios that we distribute, and had determined that the transmitters were not in compliance with either the applicable operating frequency range or the applicable emission limits. As a result, we stopped shipment of these radios. SIRIUS subsequently reported that it had determined that certain of its radios with FM transmitters were not in compliance with FCC rules, and that SIRIUS had taken a series of actions to evaluate, mitigate, and correct the problems. During the third quarter of 2006, we received notification that the FCC approved the modifications made to the SIRIUS ST2 and S50-C radios and had determined that the radios were in compliance with applicable operating frequency range and emission limits. Shipments of these radios resumed in the fourth quarter of 2006.

Gross Profit and Income from Operations

Our gross profit increased by $23.7 million, or 23.9%, from 2005 to 2006, due to an increase in our net sales. Our gross profit margin decreased from 32.5% in 2005 to 28.0% in 2006, primarily due to increased sales of satellite radio products during 2006, which provide a significantly lower margin than our other products. Our security and entertainment margins in 2006 remained consistent with prior periods.

Income from operations increased by $32.4 million, or 167.9%, from $19.3 million in 2005 to $51.7 million in 2006. This increase was due to a decrease in operating expenses of $8.7 million and due to our increased gross profit. Operating expenses decreased due to the fact that we recorded costs of $24.5 million upon completion of our IPO in 2005 related to stock-based compensation expense, costs to terminate certain sale bonus and associate equity gain program arrangements, and other costs incurred as a result of the transaction. These decreases were offset by increases in operating expenses primarily due to costs associated with the increase in our sales base, costs associated with operating as a public company, and legal fees in defending against patent litigation. Amortization of intangible assets included in operating expenses increased approximately $0.5 million to $3.2 million in 2006 due to acquisitions made during 2006.

Interest Expense

Net interest expense decreased approximately $7.4 million, or 29.7%, from $24.9 million in 2005 to $17.5 million in 2006 primarily due to our payoff of $74.0 million of subordinated debt which was repaid with proceeds from our IPO. In February 2006, we entered into a new senior credit facility, which resulted in a 1% decrease in our interest rates. As more fully described in “Liquidity and Capital Resources” below, in connection with our acquisition of Polk in September 2006, we amended our senior credit facility, which resulted in additional borrowings of $141.0 million and a 25 basis point increase in our interest rates. As a result of the amendment, we wrote off unamortized debt issuance costs of $0.3 million during 2006.

Provision for (benefit from) Income Taxes

Our effective tax rate increased from an income tax benefit of 7.7% in 2005 to a provision of 38.5% in 2006. This difference resulted from the non-deductibility of stock-based compensation and certain costs incurred in connection with our initial public offering in 2005. Our 2006 effective tax rate was slightly higher than the combined statutory rate of 37.8%.

Liquidity and Capital Resources

Our principal uses of cash are for operating expenses, working capital, servicing long-term debt, capital expenditures, acquisitions, and payment of income taxes. Historically, we have financed these requirements from internally generated cash flow and borrowings from our credit facility. Due to our business model, our capital expenditures are generally low. As a result of seasonal demand, our receivables and payables typically peak near the end of the year due to high fourth quarter volume and are typically reduced in the first quarter of the year. We believe, based on our current revenue levels, that our existing and future cash flows from operations, together with borrowings available under our revolving credit facility, will be sufficient to fund our working capital needs, capital expenditures, and interest and principal payments as they become due under the terms of our senior credit facility for the foreseeable future.

Net cash provided by operating activities was approximately $87.0 million in 2007, compared to net cash used in operating activities of approximately $20.2 million in 2006. This results in an overall increase of $107.2 million in net cash provided by operating activities in 2007 as compared to 2006. The difference between our 2007 operating cash flow and our $140.0 million net loss was primarily attributable to the $194.8 million non-cash charge for intangible asset impairment, a $60.7 million decrease in inventory, an $81.3 million decrease in our accounts receivable, and a $78.9 million increase in accounts payable and accrued liabilities. As discussed above, our 2007 fourth quarter impairment review under the requirements of SFAS 142 resulted in non-cash impairment charges of $168.4 million related to goodwill and $26.5 million related to certain indefinite-lived intangible assets. The decrease in inventory was primarily related to the downturn in our satellite radio business and the resulting decreased purchases of these products as compared to the prior year, as well as more effective inventory management. The decrease in accounts receivable and the increase in accounts payable and accrued liabilities were primarily due to working capital initiatives in the fourth quarter of 2007 in order to pay down debt. We arranged with certain customers to collect early on receivables for which we implemented short-term payment incentives. We have also arranged for improved payment terms with certain vendors for 2008.

Net cash used in operating activities was approximately $20.2 million in 2006, compared with net cash used in operating activities of approximately $19.6 million in 2005. The increase in net cash used in operating activities from 2005 to 2006 occurred primarily as a result of acquisitions in combination with an increase in working capital investments in 2006, particularly accounts receivable and inventory, to fund our satellite radio product sales growth in 2006.

As discussed in the “Outlook” above, it is uncertain whether we will renew or extend our agreement with SIRIUS beyond August 31, 2008. Should we or SIRIUS choose not to renew or extend the agreement, our future revenues would decline significantly. We believe we would experience an initial net decrease in working capital that we would use to pay down debt.

Net cash used in investing activities was approximately $15.9 million in 2007 compared with $152.8 million in 2006 and $2.7 million in 2005. The changes occurred primarily due to cash paid for acquisitions in 2006. Capital expenditures are expected to be approximately $5.0 million in 2008, an increase of approximately $1.7 million from 2007, to support infrastructure needs.

Net cash used in financing activities was approximately $76.3 million in 2007 compared with net cash provided by financing activities of $170.6 million in 2006. The change occurred primarily due increased payments toward outstanding principal balances and decreased proceeds from our credit facility in 2007 as compared with 2006. In the fourth quarter of 2007, we prepaid approximately $39.2 million of our outstanding debt. Net cash provided by financing activities increased from $30.7 million in 2005 to $170.6 million in 2006 primarily due to increased proceeds from our credit facility which were used to fund the acquisition of Polk.

Our principal sources of liquidity are cash from operations and funds available for borrowing under our senior credit facility. In connection with the acquisition of Polk, on September 22, 2006, we entered into a new senior credit facility, which increased our term loan by $141.0 million. The new agreement resulted in a 25 basis point increase in our interest rate to LIBOR plus 2.50%. The credit agreement provided for senior notes in an aggregate principal amount equal to $306.8 million, plus a revolving loan in a maximum principal amount of $100.0 million, of which only $50.0 million is available from March through September. The revolving loan will mature on September 22, 2012 and the senior notes will mature on September 22, 2013. An incremental loan facility is available to us in an aggregate amount up to $75.0 million, provided that (i) no default or event of default shall have occurred and be continuing, and (ii) we are in compliance with all covenants contained in the amended credit agreement. The proceeds of the senior notes were used to refinance our original credit agreement, to finance the acquisition of Polk, and to pay fees and expenses in connection with that acquisition. Our senior credit facility contains certain affirmative and negative covenants related to indebtedness, leverage and fixed charges coverage, and restrictions against paying cash dividends without the lenders’ consent. The revolving loan and incremental loan facility may be used for working capital requirements, general corporate purposes, and certain permitted acquisitions. As of December 31, 2007, the balance of the senior notes was $262.9 million and we had $4.0 million drawn on our revolving credit facility to fund working capital requirements. In April 2007, we were granted an amendment (“Amendment No. 1”) to our senior credit facility that allowed for a higher leverage ratio for the next three years. In connection with Amendment No. 1, we paid fees of $1.0 million.

In March 2008, we amended certain terms, conditions, and covenants contained in our senior credit facility (“Amendment No. 2”). Specifically, Amendment No. 2 modifies certain financial covenant requirements contained in our senior credit facility, including total leverage ratio and fixed charge coverage ratio. Amendment No. 2 will increase our interest rate by 100 to 150 basis points, depending upon leverage ratios, from our current rate of LIBOR plus 250 basis points. Amendment No. 2 increased our allowable leverage ratio to 5.25x through March 31, 2009, stepping down to 4.95x through December 31, 2009, with step-downs thereafter consistent with the previous terms of the agreement. In addition, Amendment No. 2 permits additional add-backs to adjusted EBITDA in the calculation of our leverage ratio, modifies principal payment terms and revolving loan availability, and permits the right to execute the sale of certain accounts receivable so long as the proceeds are used to reduce indebtedness. Our revolving loan availability was modified to allow a maximum principal amount of $60.0 million, of which $50.0 million is available all year with an additional $10 million available from October through February due to the seasonality of our business. The amendment also requires us to make quarterly principal payments of $0.7 million commencing in March 2008, with balloon payments of $5.9 million on December 31, 2009 and $11.1 million on December 31, 2010, 2011, and 2012, with the final installment of the total principal due on September 22, 2013. We expect to refinance or extend our senior credit facility prior to September 22, 2013, but we may not be able to obtain such refinancing on acceptable terms or at all.

We were in compliance with all the covenants related to our indebtedness as of December 31, 2007. Based upon current earnings and working capital forecasts for 2008, we believe we will continue to remain in compliance with the covenants in our recently completed amendment. In the event that our earnings or working capital fall short of our forecasts, it is possible that we would fail to comply with certain leverage ratio requirements of our senior credit facility. Under the terms of our senior credit facility, such failure would constitute an event of default. Upon the occurrence of an event of default, our lenders could prohibit additional borrowings under our revolving line of credit and could call due all amounts currently outstanding.

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

Contractual Obligations

The following table lists our commercial commitments as of December 31, 2007:

	Total	Payments Due by Period
	Amounts	Less than			6 Years
Commercial Commitments	Due	1 Year	1-3 Years	4-5 Years	and Over
	(In thousands)

Long-term debt, including current portion and interest	$378,994	$27,880	$61,841	$66,918	$222,355
Operating leases	37,562	4,418	8,482	8,406	16,256
Other long-term liabilities	5,201	—	5,201	—	—
Purchase obligations	53,856	53,856	—	—	—

Total	$475,613	$86,154	$75,524	$75,324	$238,611

On January 1, 2007, we adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that such tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. As of December 31, 2007, we had a liability for unrecognized tax benefits of approximately $2.1 million. We are unable to reasonably estimate the amount or timing of payments for the liability and, as such, this liability is not included in the table above.

Contractual obligations for long-term debt include required principal, as scheduled in our recently completed amendment of our senior credit facility, and interest payments. Effective January 4, 2007, we entered into an interest rate swap on $153.0 million of the outstanding balance of our long-term debt. The swap is for a fixed rate of 5.04% and terminates January 4, 2010. Interest on the long-term debt in the table above that is within the term of the swap agreement has been calculated using the swap fixed interest rate. Our interest rates on the remaining debt are variable. The remaining long-term debt in the table above has been computed using the current effective interest rate on our long-term debt of 8.9%. Our annual interest expense on our variable rate debt would change by $1.1 million for each 1% change in interest rates, assuming no revolving credit borrowings and considering the fixed rate on $153.0 million due to the interest rate swap. Future payments due under non-cancelable lease obligations, net of sublease income, relate to our operating leases for our headquarters, sales and distribution facilities, and equipment leases which expire at various times from 2008 to 2016.

Quarterly Results of Operations

Our business experiences quarterly fluctuations in net sales and operating income, particularly in light of the fluctuation in satellite radio sales in recent years. These fluctuations could have a significant impact on our working capital needs. Sales of our products are highest in our fourth fiscal quarter due to increased consumer spending during the holiday season.

Our quarterly results are also influenced by the timing of acquisitions, product introductions, and the periodic assessment of intangible asset impairment. The following table presents unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2007. We believe that all necessary adjustments have been included to fairly present the quarterly information when read in conjunction with our annual consolidated financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended
	2007 (a)				2006 (a)
Consolidated Statement	Dec.	Sept.	June	Mar.	Dec.	Sept.	June	Mar.
of Operations Data:	31(b)	30	30	31(c)	31(d)	30	30	31
	(Unaudited, in thousands, except per share data)

Net sales	$151,987	$84,490	$86,730	$77,933	$210,299	$75,500	$77,678	$74,301
Cost of sales	99,891	54,902	58,351	46,299	156,092	50,516	57,004	51,543

Gross profit	52,096	29,588	28,379	31,634	54,207	24,984	20,674	22,758
Total operating expenses	221,102	24,339	21,148	28,925	28,771	16,211	12,344	13,646

Income (loss) from operations	(169,006)	5,249	7,231	2,709	25,436	8,773	8,330	9,112
Interest expense, net(e)	7,433	6,659	6,734	6,959	6,830	4,120	3,291	3,275

Income (loss) before provision for (benefit from) income taxes	(176,439)	(1,410)	497	(4,250)	18,606	4,653	5,039	5,837
Provision for (benefit from) income taxes	(40,480)	(158)	486	(1,482)	7,846	1,475	1,965	1,840

Net income (loss) available to common shareholders	$(135,959)	$(1,252)	$11	$(2,768)	$10,760	$3,178	$3,074	$3,997

Net income (loss) per common share:
Basic (f)	$(5.25)	$(0.05)	$0.00	$(0.11)	$0.41	$0.12	$0.12	$0.16

Diluted (f)	$(5.25)	$(0.05)	$0.00	$(0.11)	$0.41	$0.12	$0.12	$0.16

(a)	For the three-month periods ended September 30 and December 31, 2007, we recorded adjustments related to net sales, cost of sales, and operating expenses to correct for errors in our previously reported 2006 annual and 2007 interim periods. The errors had the effect of overstating our net income by $0.2 million in 2006, understating our net loss by $0.1 million for the quarter ended March 31, 2007, overstating our net income by $0.5 million for the quarter ended June 30, 2007, and overstating our net loss by $0.3 million for the quarter September 30, 2007. The correction of these errors resulted in a $0.3 million increase to our net loss for the quarter ended September 30, 2007, and to a $0.2 million increase to our net loss for the quarter ended December 31, 2007. We assessed the quantitative and qualitative effects of the errors and correcting adjustments on each of quarters impacted, and concluded that they were not material to any period.

(b)	Our 2007 fourth quarter impairment review under SFAS 142 resulted in a non-cash impairment charge of $194.8 million related to goodwill and other intangible assets.

(c)	We were involved in certain litigation related to patent infringement during the year. As a result of this litigation we had accrued for the $5.0 million settlement in the first quarter of 2007 which was paid in the second quarter of 2007.

(d)	Includes net sales attributable to the Polk acquisition of $25.9 million. The fourth quarter of 2006 was our first full quarter that included sales of Polk products.

(e)	In February 2006, we amended our senior credit facility, which resulted in a 1% decrease in our interest rates. In September 2006, we amended our senior credit facility to increase our term loan by $141.0 million, which resulted in a 25 basis point increase in our interest rates. As a result of the September 2006 amendment, we wrote off unamortized debt issuance costs of $0.3 million. In December 2007, we prepaid $39.2 million of the outstanding principal on our senior notes. In connection with this prepayment, we wrote off unamortized debt issuance costs of $0.8 million.

(f)	The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

Off-Balance Sheet Arrangements

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. We will adopt the accounting provisions of SFAS No. 157 during the first quarter of 2008 and are currently evaluating its impact of on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We adopted the accounting provisions of SFAS No. 159 on January 1, 2008 and do not expect it to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these consolidated financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, inventories, long-lived assets, goodwill and other intangible assets, warranties, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue from sales of products to customers is recognized when title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Prior to the second quarter of 2007, for customers that did not arrange for their own shipping, we recognized revenue upon delivery to the customer as we held outbound shipping insurance and it was determined that the risk of ownership had not transferred to the customer until the product was delivered. Starting in the second quarter of 2007, we no longer insured our shipments to customers on FOB shipping point terms. Rather, all products shipped are insured by the customer. Accordingly, since the second quarter of 2007, we have recognized revenue at the time of shipment for customers with FOB shipping point terms.

In accordance with SFAS No. 48, “Revenue Recognition When a Right of Return Exists,” estimated product returns are deducted from revenue, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from our various channels based on estimated sell-through rates. While our historical estimates have been materially accurate, actual return rates could vary from our estimates. An increase in the return rate could result from changes in consumer demand or other factors. Should this variance occur, revenues could fluctuate significantly.

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

In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we account for the proceeds received for sales of SIRIUS-related hardware products as revenue on a gross basis, as we are the primary obligor to our customers, have discretion in pricing with our customers, have discretion in the selection and contract terms with our supplier, and have inventory and credit risk.

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

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the average cost method. We record adjustments to our inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of the inventory and the estimated market value, based on market conditions from time to time. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual experience if future economic conditions, levels of consumer demand, customer inventory levels, or competitive conditions differ from expectations. At the point of the loss recognition, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

A portion of our inventory is subject to an agreement that permits us to sell qualifying product at our carrying cost to a third party affiliated with the original manufacturer. In connection with assessing adjustments to our inventory for estimated obsolescence or diminution in market value, we consider the risk related to the carrying value of such qualifying product.

Goodwill and Indefinite-Lived Intangible Assets

We review goodwill and intangible assets with indefinite lives for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For goodwill, we perform a two-step impairment test. In the first step, the book value of our net assets, which are combined into a single reporting unit for purposes of impairment testing, is compared to the fair value of our net assets. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized as a reduction in the carrying value of goodwill and charged to results of operations. In step one of our 2007 annual goodwill impairment test, we considered the market value of our common stock when estimating the fair value of our net assets. We failed step one of the test, requiring completion of step two, which resulted in a determination that our goodwill was impaired. Accordingly, a non-cash impairment charge of $168.4 million was recorded in 2007. The impairment did not affect our cash position, cash flow from operating activities, or our senior credit facility covenants, and will not have any impact on future operations.

For indefinite-lived intangibles, we compare the fair value of the indefinite-lived intangible assets to the carrying value. We estimate the fair value of these intangible assets using the royalty savings approach. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. As a result of our 2007 annual impairment test, we recorded a non-cash impairment charge of $26.5 million related to certain indefinite-lived trademarks.

Fair values were determined using discounted cash flow models involving several assumptions for our annual impairment review of indefinite-lived trademarks and step two of our annual review of goodwill. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates were: (i) present value factors used in determining the fair value of intangible assets; (ii) royalty rates used in our trademark valuations; (iii) projected revenue growth rates used in the models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.

See Note 6 to our Consolidated Financial Statements for additional information on goodwill and indefinite-lived intangible assets.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are amortized using the straight-line method over their estimated economic lives, currently ranging from two to twenty years. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess the recoverability of an asset based on the undiscounted future cash flow the asset is expected to generate. Impairment is identified if such cash flow plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, we reduce the carrying amount of the asset to its fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. We estimate the useful lives of intangible assets by considering various pertinent factors, including the expected use of the asset, legal or contractual provisions that may limit the life of the asset, and the effects of obsolescence and other economic factors. As a result of the impairment of certain of our indefinite-lived intangible assets during the fourth quarter of 2007, we assessed the recoverability of the related long-lived assets. The undiscounted future cash flows related to these assets exceed their carrying amounts. Accordingly, we concluded that our long-lived assets with finite lives were not impaired. Although our cash flow forecasts are based on assumptions that are consistent with plans and estimates we are using to manage our underlying business, there is significant judgment in determining the cash flows attributable to our long-lived assets. If actual results are different from our forecasts, future tests may indicate impairments, which would adversely affect our results of operations.

Warranties

We offer warranties of various lengths depending upon the specific product. Our standard warranties require us to repair or replace defective products returned to us by both end users and our retailer customers during specified warranty periods at no cost to the end users or retailer customers. We return defective products that were returned to us under warranty to our manufacturers to the extent that we cannot repair or sell the refurbished products. We record an estimate for warranty related costs in cost of sales based upon our actual historical return rates and repair costs at the time of sale. The estimated liability for future warranty expense has been included in accrued expenses. We cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs materialize.

Income Taxes

We provide for income taxes utilizing the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credits. Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted.

Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2007, we had established a valuation allowance against certain state net operating losses and certain other state deferred tax assets in the amount of $0.1 million. The valuation allowance is based on available evidence, including our current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of the remaining deductible differences.

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that such tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. See Note 13 to our Consolidated Financial Statements for additional information regarding the adoption of FIN 48.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with SFAS No. 123R (revised 2004), “Share Based Payment.” Under the provisions of SFAS No. l23R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by a Black-Scholes option-pricing model and is recognized as expense evenly over the requisite service period. The Black-Scholes model requires various judgmental assumptions including dividend yield, expected volatility, risk-free interest rate, and expected option life. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note 10 to our Consolidated Financial Statements for additional information on the accounting for stock-based compensation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our exposure to interest rate risk is primarily the result of borrowings under our existing senior credit facility. At December 31, 2007, $266.9 million was outstanding under our senior credit facility, including $4.0 million that we had drawn on our revolving credit facility. Borrowings under our senior credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are affected by changes in market interest rates on these borrowings. As required by our credit agreement, we entered into an interest rate swap agreement in January 2007 to fix the interest rate on a portion of our term loans. Pursuant to that agreement, the interest rate on an aggregate of $153.0 million of our senior debt is fixed at 5.04% until January 4, 2010. The interest rate swap is recorded at its fair value on our balance sheet. Changes in the fair value of the swap are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet. See Notes 3 and 7 to our Consolidated Financial Statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.

A 1% increase in interest rates would result in additional annual interest expense of $1.1 million on our senior credit facility, assuming no revolving credit borrowings and considering the fixed rate on $153.0 million of our debt related to our interest rate swap. We will continue to monitor changing economic conditions. Based on current circumstances, we do not expect to incur a substantial increase in costs or a material adverse effect on cash flows as a result of changing interest rates.

Foreign Currency Exchange Risk

Our revenues and purchases are predominantly in U.S. Dollars. We account for a portion of our costs in our U.K. and Hong Kong offices and our Canadian subsidiaries, such as payroll, rent, and indirect operating costs, in foreign currencies. Fluctuations in foreign currency exchange rates could affect our sales, cost of sales, and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and could cause losses to our contract manufacturers. We do not currently use derivative instruments to hedge against this risk. We also collect a portion of our revenue in non-U.S. currencies, primarily Canadian Dollars. We use forward contracts that are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to hedge the impact of the variability in exchange rates on a portion of accounts receivable and collections denominated in Canadian Dollars. The derivative instrument is recorded at its fair value on our balance sheet with changes in the fair value recorded in earnings. This derivative instrument was not material as of December 31, 2007. As we plan to expand internationally, we may enter into additional derivative financial instruments in the future. We generally do not hedge the net assets of our international subsidiaries. We do not enter into derivative contracts for trading or speculative purposes. See Notes 3 and 7 to our consolidated financial statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2007, 2006, or 2005. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which consolidated financial statements, notes, and report are incorporated herein by reference.

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

Management, under the supervision of our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by Exchange Act Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e), as of December 31, 2007, the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria established in

Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Management’s evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Shareholders. The information required by this Item relating to our executive officers is included in Item 1, “Business — Executive Officers.”

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Shareholders.

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

(b) Exhibits

Exhibit
Number		Exhibit

3.1		Second Amended and Restated Articles of Incorporation of the Registrant(1)
3.2		Amended and Restated Bylaws of the Registrant(8)
4.1		Form of Common Stock Certificate(1)
4.2		Amended and Restated Registration Rights Agreement(1)
4	.3†	Form of Subscription and Shareholders’ Agreement entered into by and between the Registrant and The James M. Herd Marital Trust(3)
10	.1†	Form of Deferred Compensation/Salary Continuation Agreements(1)
10	.2†	Form of Change In Control Severance Agreements(2)
10	.4†	Sales Bonus Agreement by and between the Registrant and James E. Minarik, dated as of December 7, 2004(1)
10	.5†	Form of Key Employee Sale Bonus Agreement(1)
10	.6†	Associate Equity Gain Program(1)
10.12		Industrial/Commercial Lease Agreement Multi Tenant — Net by and between the Registrant and Greene Properties, Inc., dated as of July 14, 2003(1)
10.13		First Amendment to Industrial/ Commercial Lease Agreement Multi Tenant — Net by and between the Registrant and Greene Properties, Inc., dated as of September 8, 2004(1)
10	.14††	Purchase Agreement by and between the Registrant and Nutek Corporation, dated as of December 26, 2001(1)
10	.15††	Manufacturing and Distribution Agreement by and between the Registrant and SIRIUS Satellite Radio, Inc., dated as of April 1, 2005(1)
10	.16††	Vendor Agreement by and between the Registrant and Best Buy Co., Inc., dated as of April 11, 2001(1)
10	.17††	Letter Agreement by and between the Registrant and Circuit City Stores, Inc., dated as of January 27, 2005(1)
10	.19†	2005 Incentive Compensation Plan(1)
10	.20†	Form of Key Employee Sale Bonus Cancellation Agreement(1)
10	.21†	Sale Bonus Cancellation Agreement by and between the Registrant and James E. Minarik dated as of December 1, 2005(1)
10	.22†	Form of Indemnification Agreement(8)
10.23		Advisory Agreement by and between the Registrant and Trivest Partners, L.P., dated as of December 1, 2005(1)
10.25		Stock Purchase Agreement, dated as of August 21, 2006, by and among Directed Electronics, Inc., Polk Holding Corp., the Sellers named therein, and the Sellers’ Representative named therein(4)
10.26		Amended and Restated Credit Agreement, dated as of September 22, 2006, by and among DEI Sales, Inc., Canadian Imperial Bank of Commerce, acting through its New York Agency as Administrative Agent, and the other Lenders named therein(5)
10	.27†	Amended and Restated Employment Agreement by and between the Registrant and James E. Minarik, dated as of January 1, 2007(6)

Exhibit
Number		Exhibit

10.28		Second Amendment to Industrial/Commercial Lease Agreement Multi-Tenant — Net by and between the Registrant and Greene Properties, Inc., dated as of March 31, 2006(7)
10.29		Amendment and Waiver No. 1 to Credit Agreement by and among DEI Sales, Inc., the Guarantors listed on the signature pages thereto, the Lenders (as defined therein), and Canadian Imperial Bank of Commerce, acting through its New York Agency as Administrative Agent, dated as of April 20, 2007(7)
10	.30†††	Amendment to Manufacturing and Distribution Agreement, dated as of July 17, 2007, by and between SIRIUS Satellite Radio Inc. and Directed Electronics, Inc.(9)
10	.31†††	Second Amendment to Manufacturing and Distribution Agreement, dated as of November 8, 2007 and effective as of November 26, 2007, by and between SIRIUS Satellite Radio Inc. and Directed Electronics, Inc.(9)
10.32		Amendment No. 2 to Amended and Restated Credit Agreement by and among DEI Sales, Inc., the Guarantors listed on the signature pages thereto, the Lenders (as defined therein), and Canadian Imperial Bank of Commerce, acting through its New York Agency as Administrative Agent, dated as of March 11, 2008(10)
21		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

†	Management contract or compensatory arrangement.

††	Confidential treatment has previously been granted by the SEC for certain portions of the referenced exhibit.

†††	Confidential treatment has been requested for certain portions of the referenced exhibit.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-127823), as filed with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 15, 2005, as filed with the Securities and Exchange Commission on December 21, 2005.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated September 22, 2006, as filed with the Securities and Exchange Commission on September 29, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 21, as filed with the Securities and Exchange Commission on August 22, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 22, 2006, as filed with the Securities and Exchange Commission on September 26, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 21, 2006, as filed with the Securities and Exchange Commission on December 28, 2006.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on May 10, 2007.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 13, 2007, as filed with the Securities and Exchange Commission on September 19, 2007.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 26, 2007, as filed with the Securities and Exchange Commission on November 30, 2007.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 12, 2008, as filed with the Securities and Exchange Commission on March 17, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECTED ELECTRONICS, INC.

By:	/s/ James E. Minarik
James E. Minarik
President and Chief Executive Officer
Date: March 17, 2008

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date

/s/ James E. Minarik James E. Minarik	President, Chief Executive officer, and Director (Principal Executive Officer)	March 17, 2008
/s/ Kevin Duffy Kevin Duffy	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 17, 2008
/s/ Troy D. Templeton Troy D. Templeton	Chairman of the Board	March 17, 2008
/s/ Jon E. Elias Jon E. Elias	Director	March 17, 2008
Darrell E. Issa	Director	March 17, 2008
/s/ Andrew D. Robertson Andrew D. Robertson	Director	March 17, 2008
/s/ Victor J. Orler Victor J. Orler	Director	March 17, 2008
/s/ S. James Spierer S. James Spierer	Director	March 17, 2008
Kevin B. McColgan	Director	March 17, 2008
/s/ Edmond S. Thomas Edmond S. Thomas	Director	March 17, 2008
/s/ Seth R. Johnson Seth R. Johnson	Director	March 17, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Directed Electronics, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Directed Electronics, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits which were integrated audits in 2007 and 2006. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The Company’s liquidity and financial condition are discussed in Note 2 to the consolidated financial statements.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

/s/  PricewaterhouseCoopers LLP

San Diego, California
March 17, 2008

DIRECTED ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$4,760	$9,861
Accounts receivable, net of allowance for doubtful accounts of $1,521 and $1,464 at December 31, 2007 and 2006, respectively	77,366	157,013
Inventories	64,219	122,697
Income taxes receivable	9,783	—
Prepaid expenses and other current assets	7,115	17,716
Deferred tax assets	6,038	14,039

Total current assets	169,281	321,326
Property and equipment, net	7,353	7,068
Intangible assets, net	157,265	186,112
Goodwill	—	156,617
Other assets	6,535	7,584

Total assets	$340,434	$678,707

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$44,814	$116,690
Accrued liabilities	28,527	32,858
Current portion of senior notes payable	2,669	3,068
Taxes payable	—	7,772

Total current liabilities	76,010	160,388
Revolving loan	4,000	37,000
Senior notes, less current portion	260,257	302,159
Deferred tax liabilities	8,864	53,473
Other liabilities	5,201	1,296

Total liabilities	354,332	554,316

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000; issued and outstanding shares — 25,420 and 25,164 in 2007 and 2006, respectively	254	251
Paid-in capital	114,674	114,571
Notes receivable from shareholders	—	(10)
Accumulated other comprehensive income	1,257	235
Retained earnings (deficit)	(130,083)	9,344

Total shareholders’ equity (deficit)	(13,898)	124,391

Total liabilities and shareholders’ equity (deficit)	$340,434	$678,707

The accompanying notes are an integral part of the consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

Net product sales	$396,491	$433,927	$301,406
Royalty and other revenue	4,649	3,851	3,152

Net sales	401,140	437,778	304,558
Cost of sales	259,443	315,155	205,587

Gross profit	141,697	122,623	98,971

Operating expenses:
Selling, general and administrative	90,587	64,835	72,795
Provision for litigation	5,074	2,978	—
Amortization of intangibles	5,021	3,159	2,634
Goodwill and intangible asset impairment	194,832	—	—
Management fee to related party	—	—	4,220

Total operating expenses	295,514	70,972	79,649

Income (loss) from operations	(153,817)	51,651	19,322
Other income (expense):
Interest expense	(28,145)	(18,260)	(24,964)
Interest income	360	744	107

Income (loss) before provision for (benefit from) income taxes	(181,602)	34,135	(5,535)
Provision for (benefit from) income taxes	(41,634)	13,126	(398)

Net income (loss)	(139,968)	21,009	(5,137)
Net income (loss) attributable to participating securityholders	—	—	(61)

Net income (loss) available to common shareholders	$(139,968)	$21,009	$(5,076)

Net income (loss) per common share:
Basic	$(5.40)	$0.81	$(0.27)

Diluted	$(5.40)	$0.81	$(0.27)

Weighted average number of common shares:
Basic	25,921	25,827	18,897

Diluted	25,921	25,839	18,897

The accompanying notes are an integral part of the consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share amounts)

				Notes		Accumulated
				Receivable		Other	Retained
	Common Stock		Paid-in	From	Deferred	Comprehensive	Earnings
	Shares	Amount	Capital	Shareholders	Compensation	Income (Loss)	(Deficit)	Total

Balances at January 1, 2005	17,361	$174	$6,527	$—	$—	$285	$(6,528)	$458
Issuance of common stock for cash and notes receivable	50	1	259	(155)	—	—	—	105
Accrued interest on shareholder notes	—	—	—	(6)	—	—	—	(6)
Issuance of common stock upon initial public offering, net of $9,240 in offering costs	5,938	59	85,701	—	—	—	—	85,760
Exercise of warrants	1,420	14	—	—	—	—	—	14
Grant of restricted stock units	—	—	16,096	—	(350)	—	—	15,746
Stock-based compensation	—	—	2,527	—	—	—	—	2,527
Forgiveness of shareholder note	—	—	—	35	—	—	—	35
Comprehensive income (loss) Foreign currency translation	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	(5,137)	(5,137)

Comprehensive loss								(5,116)

Balances at December 31, 2005	24,769	248	111,110	(126)	(350)	306	(11,665)	99,523
Issuance of common stock for cash	282	3	3,497	—	—	—	—	3,500
Delivery of common stock under RSU agreements, net of shares retained for withholding taxes	113	—	(770)	—	—	—	—	(770)
Reclassification of deferred compensation related to the adoption of SFAS No. 123R			(350)		350			—
Stock-based compensation	—	—	1,084	—	—	—	—	1,084
Accrued interest on shareholder notes	—	—	—	(2)	—	—	—	(2)
Payments on note receivable	—	—	—	118	—	—	—	118
Comprehensive income
Foreign currency translation	—	—	—	—	—	(71)	—	(71)
Net income	—	—	—	—	—	—	21,009	21,009

Comprehensive income								20,938

Balances at December 31, 2006	25,164	251	114,571	(10)	—	235	9,344	124,391
Decrease in reserves for uncertain tax positions for FIN 48 adoption	—	—	—	—	—	—	541	541
Delivery of common stock under RSU agreements, net of shares retained for withholding taxes	256	3	(789)	—	—	—	—	(786)
Stock-based compensation	—	—	892	—	—	—	—	892
Accrued interest on shareholder notes	—	—	—	(1)	—	—	—	(1)
Payments on note receivable	—	—	—	11	—	—	—	11
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	3,553	—	3,553
Unrealized loss on derivative, net of tax	—	—	—	—	—	(2,531)	—	(2,531)
Net income (loss)							(139,968)	(139,968)

Comprehensive income (loss)								(138,946)

Balances at December 31, 2007	25,420	$254	$114,674	$—	$—	$1,257	$(130,083)	$(13,898)

The accompanying notes are an integral part of the consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Operating activities
Net income (loss)	$(139,968)	$21,009	$(5,137)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,613	1,995	1,409
Amortization	7,069	4,727	4,050
Goodwill and intangible asset impairment	194,832	—	—
Non-cash interest expense	2,062	1,669	4,449
Non-cash stock-based compensation	892	1,084	18,273
Forgiveness of note receivable from shareholder	—	—	35
Deferred taxes	(39,308)	(1,913)	(6,323)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	81,260	(43,828)	(51,556)
Inventories	60,655	(46,914)	(12,556)
Prepaid expenses and other current assets	10,735	(13,771)	(4,545)
Accounts payable and accrued liabilities	(78,935)	52,459	32,511
Taxes payable	(16,889)	2,758	(727)
Other	1,944	530	524

Net cash provided by (used in) operating activities	86,962	(20,195)	(19,593)

Investing activities
Purchases of property and equipment	(3,288)	(2,328)	(1,690)
Acquisition of business, net of cash acquired	(12,603)	(150,501)	(1,050)

Net cash used in investing activities	(15,891)	(152,829)	(2,740)

Financing activities
Proceeds from revolving loan	75,000	53,800	28,800
Payments on revolving loan	(108,000)	(22,000)	(23,600)
Proceeds from senior notes	—	141,000	15,000
Payments on senior notes	(42,300)	(2,383)	(74,000)
Debt issuance costs and amendment fees	(1,011)	(3,404)	(1,384)
Issuance of common shares	—	3,500	85,879
Payments received on shareholder loan	11	118	—

Net cash (used in) provided by financing activities	(76,300)	170,631	30,695

Net effect of exchange rates on cash	128	87	21

Increase (decrease) in cash and cash equivalents	(5,101)	(2,306)	8,383
Cash and cash equivalents at beginning of year	9,861	12,167	3,784

Cash and cash equivalents at end of year	$4,760	$9,861	$12,167

Supplemental disclosure of cash flow information
Cash interest paid	$23,004	$15,204	$21,903

Cash taxes paid	$12,912	$11,978	$6,669

Supplemental disclosure of non-cash financing activities
Issuance of common stock for promissory note	$—	$—	$155

Accrued interest on shareholder notes receivable	$1	$2	$6

The accompanying notes are an integral part of the consolidated financial statements.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

1.	The Company and Business Activities

Directed Electronics, Inc. (the “Company”) was founded in 1982 and incorporated in Florida in 1999. The Company designs and markets premium home theater loudspeakers, consumer branded vehicle security and remote start systems, mobile audio systems, and mobile video systems. The Company has exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to its existing U.S. retailer customer base and directly to SIRIUS Satellite Radio. In the home audio market, the Company designs and markets Polk Audio® and Definitive Technology® premium loudspeakers. The Company’s broad portfolio of vehicle security, remote start, hybrid systems, and GPS tracking are sold under leading brands including Viper®, Clifford®, Python®, Autostart®, and Astroflex®. The Company’s mobile audio and video products include speakers, subwoofers, amplifiers, and video screens sold under its Polk®, Orion®, Precision Power®, Directed Video®, and Automate® brand names.

The Company sells its products through numerous channels, including independent specialty retailers, national and regional retail electronics chains, mass merchants, automotive parts retailers, car dealers, regional distributors, and international distributors.

2.	Liquidity and Financial Condition

Due to a non-cash goodwill and other intangible asset impairment charge of $194,832, the Company incurred a loss from operations of $153,817 for the year ended December 31, 2007 which resulted in an accumulated deficit of $130,083 and a shareholders’ deficit of $13,898 as of December 31, 2007. However, the Company generated $86,962 in cash from operating activities during 2007. As discussed in Note 17, the Company recently amended certain terms, conditions, and covenants contained in its senior credit facility. Management believes, based on forecasted future revenue levels, either with or without the SIRIUS distribution agreement beyond August 2008, that existing and future cash flows from operations, together with borrowings available under the Company’s revolving credit facility, will be sufficient to fund working capital needs, capital expenditures, and interest and principal payments as they become due under the terms of its senior credit facility for the foreseeable future.

3.	Summary of Significant Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Directed Electronics, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to sales returns, bad debts, inventories, long-lived assets, goodwill and other intangible assets, warranties, income taxes, and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

Revenue Recognition

Revenue from sales of products to customers is recognized when title and risk of ownership are transferred to customers; when persuasive evidence of an arrangement exists; when the price to the buyer is fixed or determinable; and when collection is reasonably assured in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

In accordance with SFAS No. 48, “Revenue Recognition When a Right of Return Exists,” estimated product returns are deducted from revenue, based on historical return rates, the product stage relative to its expected life cycle, and assumptions regarding the rate of sell-through to end users from the Company’s various channels based on estimated sell-through rates.

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

In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company accounts for the proceeds received for sales of SIRIUS-related hardware products as revenue on a gross basis, as the Company is the primary obligor to its customers, has discretion in pricing with its customers, has discretion in the selection and contract terms with its supplier, and has inventory and credit risk.

The Company’s royalty revenue related to technology licensing agreements is recognized as earned in accordance with the specific terms of each agreement.

Research and Development

Research and development costs are expensed as incurred. The amounts expensed in the years ended December 31, 2007, 2006, and 2005, were $10,462, $5,145, and $3,539, respectively, which includes salaries of research and development personnel.

Shipping and Handling Fees and Costs

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company classifies shipping and handling costs billed to customers as revenue. Shipping and handling costs incurred on outbound freight amounting to $13,233, $11,788, and $7,586, in 2007, 2006, and 2005, respectively, are included in selling, general, and administrative expenses.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

Advertising Costs

Advertising costs are expensed as incurred or when the advertising is first run and amounted to $2,218, $2,453, and $1,210 during the years ended December 31, 2007, 2006, and 2005, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with initial maturities of 90 days or less.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and accounts receivable. In 2007, three customers accounted for 21%, 10%, and 8% of the Company’s net sales, respectively, and 28%, 7%, and 14% of the Company’s accounts receivable, respectively. In 2006, three customers accounted for 24%, 14%, and 10% of the Company’s net sales, respectively, and 37%, 19%, and 14% of the Company’s accounts receivable, respectively. In 2005, two customers accounted for 26% and 15% of the Company’s net sales, respectively. The loss of the relationship with any of these customers could adversely impact the Company’s operating results.

The Company currently purchases the majority of its components from a few suppliers. In 2007, the Company purchased 24%, 18%, 13%, and 11% of inventory from four suppliers. In 2006, the Company purchased 31%, 25%, and 14% of inventory from three suppliers. In 2005, the Company purchased 24% of inventory from its largest supplier. Although the Company believes that other suppliers could provide components on similar terms if needed, the loss of its relationship with these suppliers could adversely impact the Company’s operating results.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. All of the Company’s outstanding debt was subject to variable rates as of December 31, 2007. Based on quoted market prices for loans with similar terms, the fair value of the Company’s long-term senior notes was approximately $210,341 as of December 31, 2007. The Company measures and records derivative financial instruments at fair value. See Note 7 for further information on derivative instruments.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts. Bad debt reserves are maintained based on a variety of factors, including length of time receivables are past due, macroeconomic events, significant one-time events, and the Company’s historical experience. A specific reserve for individual accounts is recorded when the Company becomes aware of circumstances that may impact a specific customer’s ability to meet its financial obligations subsequent to the original sale, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables are further adjusted.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

The following is a summary of the changes to the balance of allowance for doubtful accounts:

	Years Ended December 31,
	2007	2006	2005

Beginning balance	$1,464	$1,802	$1,684
Increases related to acquisitions	49	195	—
Increases in reserves, charged to operations	619	58	2,276
Charge-offs	(611)	(591)	(2,158)

Ending balance	$1,521	$1,464	$1,802

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

A portion of inventory is subject to an agreement that permits the Company to sell qualifying product at its carrying cost to a third party affiliated with the original manufacturer. In connection with assessing adjustments to inventory for estimated obsolescence or diminution in market value, the Company considers the risk related to the carrying value of such qualifying product.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are three years for vehicles, three years for computers and purchased software, five to seven years for furniture and machinery, and two to seven years for molds and tooling. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter.

Goodwill and Indefinite-Lived Intangible Assets

The Company reviews goodwill and intangible assets with indefinite lives for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For goodwill, the Company performs a two-step impairment test. In the first step, the book value of net assets, which are combined into a single reporting unit for purposes of impairment testing, is compared to the fair value of net assets. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized as a reduction in the carrying value of goodwill and charged to results of operations. In step one of the 2007 annual goodwill impairment test, the Company considered the market value of its common stock when estimating the fair value of its net assets. The Company failed step one of the test, requiring completion of step two, which resulted in a determination that goodwill was impaired. Accordingly, a non-cash impairment charge of $168,361 was recorded in 2007.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

For indefinite-lived intangibles, the Company compares the fair value of the indefinite-lived intangible assets to the carrying value. The Company estimates the fair value of these intangible assets using the royalty savings approach. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. As a result of the 2007 annual impairment test, the Company recorded a non-cash impairment charge of $26,471 related to certain indefinite-lived trademarks.

See Note 6 for further information on goodwill and intangible assets.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are amortized using the straight-line method over their estimated economic lives, currently ranging from two to twenty years. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the recoverability of an asset based on the undiscounted future cash flow the asset is expected to generate. Impairment is identified if such cash flow plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying amount of the asset to its fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values. The Company estimates the useful lives of intangible assets by considering various pertinent factors including the expected use of the asset, legal or contractual provisions which may limit the life of the asset, and the effects of obsolescence and other economic factors. As a result of the impairment of certain of the Company’s indefinite-lived intangible assets during the fourth quarter of 2007, the Company assessed the recoverability of the related long-lived assets. The undiscounted future cash flows related to these assets exceed their carrying amounts. Accordingly, the Company concluded that its long-lived assets with finite lives were not impaired.

Deferred Financing Costs

Deferred financing costs relate to direct costs incurred to obtain debt financing and are included in other assets in the accompanying consolidated balance sheets. Deferred financing costs are amortized to interest expense using the effective interest rate method over the financing term of the related debt. See Note 8 for further information on deferred financing costs.

Warranties

The Company records a reserve for product warranties at the time revenue is recognized. The Company offers warranties of various lengths depending upon the specific product. The Company returns defective products to the manufacturer to the extent that it cannot repair or resell the refurbished product where applicable. The Company records an estimate for warranty related costs in cost of sales based upon historical product warranty return rates, materials usage, and service delivery costs incurred in correcting the product. Should actual product warranty return rates, materials usage, or service delivery costs differ from the historical rates, revisions to the estimated warranty reserve would be required. The warranty reserve is included in accrued liabilities.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

The following is a summary of the changes to the balance of the warranty reserve:

	Years Ended December 31,
	2007	2006	2005

Beginning balance	$8,631	$7,412	$3,216
Increases in reserves, charged to cost of sales	10,133	14,081	16,270
Decrease charged against reserve	(14,516)	(12,862)	(12,074)

Ending balance	$4,248	$8,631	$7,412

Starting in the third quarter of 2007, SIRIUS Satellite Radio, Inc. agreed to start reimbursing the Company for a portion of the cost of certain products which are eligible for refurbishment and returned under warranty by the Company’s customers. The agreement with SIRIUS has resulted in an improvement to the Company’s warranty recovery rate, thereby reducing net warranty cost in 2007. This agreement with SIRIUS expires in August 2008.

Foreign Currency Transactions

The functional currencies for the Company’s international operations are the respective local currencies. The Company translates foreign currency balance sheets at the end-of-period exchange rates and net sales and expenses at the average exchange rates in effect during each period. The resulting foreign currency translation adjustments are a component of accumulated other comprehensive income, which is included in shareholders’ equity (deficit) on the consolidated balance sheet. Gains or (losses) resulting from foreign currency transactions are included in operating expenses and totaled $385, $(113) and $(35) for the years ended December 31, 2007, 2006, and 2005, respectively.

Accounting for Derivative Instruments and Hedging Activities

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge), (3) a foreign-currency fair-value or cash-flow hedge (foreign-currency hedge), or (4) a hedge of a net investment in a foreign operation. Some derivatives may also be considered natural hedging instruments (changes in fair value are recognized to act as economic offsets to changes in fair value of the underlying hedged item and do not qualify for hedge accounting under SFAS No. 133).

The Company is hedging the cash flows of a portion of its long-term debt using two interest rate swap agreements combined as one hedging instrument (the “interest rate swap”). The Company entered into this interest rate swap to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt and to comply with covenant requirements of its senior credit facility. In the interest rate swap, the Company agreed to exchange the difference between a variable interest rate and a fixed interest rate, multiplied by a notional principal amount.

As the interest rate swap is designated as a cash flow hedge and the hedging relationship qualifies for cash flow hedge accounting, the effective portion of the change in fair value of the derivative is recorded in other comprehensive income (loss) and reclassified to interest expense when the hedged debt affects interest expense. The ineffective portion of the change in fair value of the derivative, if any, is recognized in interest expense in the period of the change.

At inception, the Company determined that the hedge was highly effective. In addition, on a quarterly basis, the Company performs an assessment to determine whether the change in the fair value of the derivative is deemed

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

highly effective in offsetting the change in cash flows of the hedged item. If, at any time subsequent to the inception of the hedge, the assessment indicates that the derivative is no longer highly effective as a hedge, the Company will discontinue hedge accounting and recognize all subsequent derivative gains and losses in results of operations.

The Company uses forward contracts that are not designated as hedging instruments under SFAS No. 133 to hedge the impact of the variability in exchange rates on a portion of accounts receivable and collections denominated in Canadian Dollars. The derivative instrument is recorded at its fair value on its balance sheet with changes in the fair value recorded in earnings in the period of the change.

The Company does not use derivative instruments for trading or other speculative purposes. See Note 7 for additional information.

Business Segment, Product Line, and Geographic Disclosures

Based on the financial information used by senior management to manage the Company’s business activities, the Company has identified a single operating segment.

The Company categorizes its products into two categories: security and entertainment products and satellite radio products. The Company’s gross sales of security and entertainment products amounted to $289,054, $229,367, and $190,510 in 2007, 2006, and 2005, respectively. The Company’s gross sales of satellite radio products amounted to $117,906, $220,070, and $120,893 in 2007, 2006, and 2005, respectively. The Company also records royalty and other revenue, which amounted to $4,649, $3,851, and $3,152 in 2007, 2006, and 2005, respectively.

The Company’s U.S. revenues in 2007, 2006, and 2005 were $345,045, $405,071, and $277,900, respectively. The Company’s foreign revenues, including sales to international distributors and through the Company’s foreign subsidiaries, in 2007, 2006, and 2005 were $56,095, $32,706, and $26,600, respectively. The Company’s revenues in Canada in 2007 and 2006 were $34,986 and $15,655, respectively. Other than Canada, no single foreign country accounted for more than 1% of the Company’s net sales in 2007 or 2006. The Company’s U.S. long-lived assets were $6,568 and $6,453 as of December 31, 2007 and 2006, respectively. The Company’s foreign long-lived assets were approximately $785 and $615 as of December 31, 2007 and 2006, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of the remaining deductible differences.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that such tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. See Note 13 for additional information regarding the adoption of FIN 48.

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity (deficit) except those resulting from investments by, and distributions to, shareholders. Accordingly, the Company’s comprehensive income includes net income and adjustments that arise from the translation of the financial statements of the Company’s foreign operations into U.S. dollars and the changes in the fair value related to derivatives designated as cash flow hedges.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for employee stock options pursuant to Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment.” See Note 10 for additional information on stock-based compensation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Company will adopt the accounting provisions of SFAS No. 157 during the first quarter of 2008 and is currently evaluating the impact of on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The Company adopted the accounting provisions of SFAS No. 159 on January 1, 2008 and does not expect it to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects that SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

4.	Balance Sheet Details

The following provides certain balance sheet details:

	December 31,
	2007	2006

Inventories:
Raw materials	$2,346	$1,562
Finished goods	61,873	121,135

	$64,219	$122,697

Property and equipment:
Machinery and equipment	$7,073	$5,096
Molds and tooling	4,349	4,242
Furniture and fixtures	878	913
Leasehold improvements	1,138	847
Construction in process	779	939

	14,217	12,037
Accumulated depreciation and amortization	(6,864)	(4,969)

	$7,353	$7,068

Accrued liabilities:
Accrued warranty costs	$4,248	$8,631
Accrued salaries, bonuses and employee benefits	2,702	5,361
Accrued sales incentives	6,945	7,050
Cash held in escrow related to Polk acquisition	—	6,800
Accrued interest	4,694	1,615
Other	9,938	3,401

	$28,527	$32,858

5.	Acquisitions

2007 acquisition

On May 22, 2007, the Company acquired 100% of the outstanding capital stock of a security and remote start company. The acquired net assets consisted principally of trade receivables, inventory, property and equipment, trade payables, accrued liabilities, developed technology, customer relationships, covenants not to compete, and goodwill. The acquisition was accounted for under the purchase method of accounting whereby the net tangible and intangible assets acquired and liabilities assumed were recognized at their fair values at the date of acquisition. The company was acquired for $11,367 in cash, including $410 in acquisition-related costs, of which $559 was allocated to tangible net assets, $3,255 was allocated to separately identifiable intangible assets, and $7,553 was allocated to goodwill. The acquisition agreement allows for potential contingent earnout consideration to be paid if certain financial targets are achieved in the first two years after the acquisition. These potential earnout payments were not included in the purchase price that was recorded at the acquisition date because they are contingent. Future payments made under these arrangements, if any, will be recorded as additional goodwill when the underlying contingency is resolved. As a result of the acquisition, the acquired company became a wholly owned subsidiary of

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

the Company and, therefore, is included in the results of operations for the period from the acquisition date to December 31, 2007. The unaudited pro forma consolidated net earnings and EPS are not materially different from the amounts reflected in the accompanying financial statements.

2006 acquisitions

On May 5, 2006, the Company acquired substantially all of the assets of a designer and marketer of vehicle remote start products for $3,956 in cash, including $128 in acquisition related costs. The acquired assets consisted principally of property and equipment, inventory, trademarks, patents, customer relationships, covenants not to compete, and goodwill. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The initial amount of purchase price allocated to goodwill was $375. The acquisition agreement allowed for potential contingent earnout consideration to be paid if certain financial targets were achieved in the first year after the acquisition. This potential earnout payment was not included in the initial purchase price that was recorded at the acquisition date because it was contingent. During the second quarter of 2007, the underlying contingency was resolved and the Company recorded the earnout payment of $750 which was accounted for as an increase to goodwill.

On August 31, 2006, the Company acquired substantially all of the assets and liabilities of an exclusive distributor of the Company’s products for $1,832 in cash, including $124 in acquisition related costs. The acquired assets consisted principally of property and equipment, trade receivables, inventory, trademarks, customer relationships, covenants not to compete, goodwill, trade payables, and accrued expenses. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The amount of purchase price allocated to goodwill was $149.

On September 22, 2006, the Company completed its acquisition of 100% of the outstanding capital stock of Polk Holding Corp., a provider of high performance home and mobile audio equipment, for $138,107, including $2,658 of acquisition related costs. The acquisition was accounted for under the purchase method of accounting whereby the net tangible and intangible assets acquired and liabilities assumed were recorded at their fair values at the date of acquisition, including an estimate of the related deferred tax liability related to tax years prior to the acquisition. The initial amount of purchase price allocated to goodwill was $57,707. During the third quarter of 2007, upon finalization of the 2006 Polk tax returns, there was an increase in the Company’s liability related to this estimate. Accordingly, the Company recorded a $1,645 increase to the deferred tax liability with a corresponding increase to goodwill. The results of operations of Polk for the period since the acquisition to December 31, 2007 and 2006 are included in the Company’s consolidated statements of operations.

On October 31, 2006, the Company acquired substantially all of the assets and certain liabilities of a Canadian remote start company for $7,070 in cash, including $70 in acquisition related costs. The acquired assets consisted principally of property and equipment, inventory, trade receivables, intangible assets, trade payables, and accrued expenses. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The acquisition agreement provided for a working capital adjustment whereby the amount by which the final acquired working capital was less than the amount specified in the agreement would be returned by the sellers to the Company. During the second quarter of 2007, this working capital adjustment was finalized and the amount initially recorded as goodwill of $579 was decreased by $212. The acquisition agreement also provided for potential contingent earnout consideration to be paid if certain financial targets were achieved in the first year after the acquisition. This potential earnout payment was not included in the initial purchase price that was recorded at the acquisition date because it was contingent. During the fourth quarter of 2007, the underlying contingency was resolved and the Company recorded the earnout payment of $1,000, which was accounted for as an increase to goodwill.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

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

6.	Goodwill and Intangible Assets

The Company performed its annual impairment review of goodwill during the fourth quarter of 2007. The Company is combined into a single reporting unit for purposes of goodwill impairment testing. The fair value of the Company was estimated in step one of the goodwill impairment test by using the market value of its common stock. The Company failed step one of the test, requiring completion of step two. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. As a result of the completion of step two of the test, a non-cash impairment charge of $168,361 was recorded during the fourth quarter of 2007.

The Company performed its annual impairment review of indefinite-lived intangible assets, which consist of trademarks, during the fourth quarter of 2007. The estimated fair value of all indefinite-lived trademarks was determined using a royalty savings methodology similar to that employed when the associated businesses were acquired but using updated estimates of sales, cash flow, and profitability. The impairment assessment of these trademarks resulted in a non-cash impairment charge of $26,471. Based upon slower than anticipated sales during 2007 and an estimated slower economic outlook, the Company’s projected discounted cash flows and earnings related to the impaired trademarks no longer substantiate the carrying value of the assets.

The Company’s long-lived assets, including finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. As a result of the impairment of certain of the Company’s indefinite-lived intangible assets during the fourth quarter of 2007, the Company assessed the recoverability of the related finite-lived intangible assets. The undiscounted future cash flows that these assets are expected to generate indicated that the Company’s finite-lived intangible assets were not impaired.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

The following tables present intangible assets as of December 31, 2007 and 2006.

	December 31, 2007
	Useful Life	Gross	Accumulated		Net Book
	(Years)	Amount	Amortization	Impairment	Value

Intangibles subject to amortization:
Patents and other developed technology	2-20	$18,017	$(10,599)	$—	$7,418
Customer relationships	7-20	59,671	(19,448)	—	40,223
Licensing agreements	5-12	2,250	(1,103)	—	1,147
Non-compete agreements	2-5	3,081	(1,101)	—	1,980
Trademarks	10-20	1,178	(132)	—	1,046

		84,197	(32,383)	—	51,814
Intangibles not subject to amortization, excluding goodwill:
Trademarks		131,922	—	(26,471)	105,451

Total intangibles		$216,119	$(32,383)	$(26,471)	$157,265

	December 31, 2006
	Useful Life	Gross	Accumulated		Net Book
	(Years)	Amount	Amortization	Impairment	Value

Intangibles subject to amortization:
Patents	2-20	$16,055	$(8,670)	$—	$7,385
Customer relationships	7-15	57,407	(15,271)	—	42,136
Licensing agreements	5-12	2,250	(820)	—	1,430
Non-compete agreements	2-5	2,810	(453)	—	2,357
Trademarks	10-20	1,146	(25)	—	1,121

		79,668	(25,239)	—	54,429
Intangibles not subject to amortization, excluding goodwill:
Trademarks		131,683	—	—	131,683

Total intangibles		$211,351	$(25,239)	$—	$186,112

Excluding the impact of foreign currency translation, amortization expense of intangible assets subject to amortization is estimated to be $6,459 in 2008, $5,966 in 2009, $5,835 in 2010, $5,535 in 2011, and $4,851 in 2012.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

The changes in the carrying amount of goodwill for the two years ended December 31, 2007 are as follows:

Balance at January 1, 2006	$97,807
Goodwill acquired during the year	58,810

Balance at December 31, 2006	$156,617

Goodwill acquired during the year	7,553
Accrual of contingent consideration	1,750
Adjustment to 2006 acquired working capital	(212)
Adjustment to acquired deferred tax liabilities	1,645
Foreign exchange translation adjustment	1,008
Impairment	(168,361)

Balance at December 31, 2007	$—

7.	Derivative Instruments and Hedging Activities

In 2007, the Company entered into two interest rate swap agreements with three-year terms, combined as one hedging instrument (the “derivative contract” or “interest rate swap”). Under the agreements, floating rate interest payments on $153,000 of the Company’s senior credit facility were swapped for a fixed rate interest payment at a rate of 5.04%. The Company entered into this derivative contract to manage its exposure to interest rate changes by achieving a desired proportion of fixed rate versus variable rate debt and to comply with covenant requirements of the Company’s senior credit facility.

For the year ended December 31 2007, the interest rate swap was highly effective in offsetting cash flows of the hedged item and, thus, there is no impact on earnings due to hedge ineffectiveness. The fair value of the derivative contract at inception was zero. The Company records the derivative contract on its consolidated balance sheet at its fair value. The Company classifies the portion of the fair value that is related to cash flows that are expected to occur within the next 12 months as current with the remaining amount classified as non-current. The fair value of the derivative contract as of December 31, 2007 was a liability of $4,189, of which $1,848 was recorded as a current liability.

The amount recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments was as follows:

Balance at January 1, 2007	$—
Changes in fair value of derivatives	(4,189)
Deferred income tax benefit	1,658

Balance at December 31, 2007	$(2,531)

In 2007, the Company entered into forward contracts that are derivative instruments to mitigate the impact of the variability in exchange rates on a portion of accounts receivable and collections denominated in Canadian Dollars. These derivative instruments are not designated as hedging instruments under SFAS No. 133. The derivative instruments are recorded at their fair value on the Company’s balance sheet with changes in the fair value recorded in operating expense in the period of the change. The net gains recorded in earnings for contracts not designated as hedging instruments in 2007 was $78.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

8.	Financing Arrangements

On September 22, 2006, in connection with the acquisition of Polk, the Company entered a new senior credit facility. The credit agreement provided for senior notes in an aggregate principal amount equal to $306,800, which represented a principal addition of $141,000, plus a revolving loan in a maximum principal amount of $100,000, of which $50,000 is available during the year from March through September due to the seasonality of the Company’s business. The revolving loan will mature on September 22, 2012 and the senior notes will mature on September 22, 2013. Pursuant to the credit agreement, an incremental loan facility is available to the Company in an aggregate amount up to $75,000, provided that (i) no default or event of default shall have occurred and be continuing, and (ii) the Company remains in compliance with all covenants contained in the amended credit agreement. The proceeds of the senior notes were used to refinance the Company’s existing credit agreement, to finance the acquisition of Polk, and to pay fees and expenses in connection with that acquisition. The revolving loan and incremental loan facility may be used for working capital requirements, general corporate purposes, and acquisitions permitted under the amended credit agreement. In April 2007, the Company was granted an amendment to its senior credit facility that allows a higher leverage ratio for the next three years. In connection with the amendment, the Company paid fees of $1,011.

The following is a summary of the senior credit facility:

	December 31,
	2007	2006

Revolving loans	$4,000	$37,000
Senior notes	262,926	305,227

	266,926	342,227
Current portion	(2,669)	(3,068)

	$264,257	$339,159

At December 31, 2007, the effective interest rate of all borrowings under the senior credit facility was 8.90%. During 2007 and 2006, the Company incurred $1,011 and $3,404, respectively, of debt fees and issuance costs related to the amendment of the senior credit facility, which are included in other assets and are amortized to interest expense over the term of the debt using the effective interest method. Upon prepayment of $39,233 of the outstanding principal the senior notes in 2007, the Company wrote off unamortized debt issuance costs of $830. In connection with the amendment of the credit facility in 2006, the Company wrote off unamortized debt issuance costs of $341. Upon completion of the initial public offering on December 16, 2005, the Company repaid $74,000 of subordinated notes, plus accrued interest of $1,822 and a prepayment premium of $740. Upon prepayment of the subordinated notes in 2005, the Company wrote off unamortized debt issuance costs and incurred prepayment premiums for a total of $3,240. These costs are recorded as interest expense in the accompanying consolidated statements of operations.

The senior credit facility contains certain affirmative and negative covenants related to indebtedness, leverage, and fixed charges coverage, and restrictions against paying cash dividends without the lenders’ consent. The Company was in compliance with all covenants at December 31, 2007.

Refer to Note 17 for information on the Company’s recently completed amendment to its senior credit facility.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

9.	Shareholders’ Equity (Deficit)

(a) Common Stock

On December 16, 2005, the Company closed the initial public offering of its common stock in which it sold 5,938 shares of common stock at $16.00 per share for gross proceeds of $95,000. After underwriting discounts and offering expenses, the Company received net proceeds of $85,760.

The authorized number of common shares at December 31, 2007 and 2006 was 100,000 with a par value of $0.01 per share. The holders of common stock are entitled to dividends if and when such dividends are declared by the Company’s Board of Directors. However, the Company’s senior credit facility covenants restrict the payment of cash dividends without the lenders’ consent. Each holder of common stock is entitled to one vote for each share of common stock.

In September 2006, in connection with the completion of the acquisition of Polk, the Company sold an aggregate of 282 shares of its common stock to 10 Polk employees for an aggregate purchase price of $3,500, or $12.40 per share. The purchase and sale of the shares was consummated concurrently with the acquisition of Polk.

(b) Convertible promissory notes

From July 19, 2001 through December 31, 2005, the Company issued 162,000 shares of its common stock and $19 aggregate principal amount of convertible promissory notes to certain of its employees for gross proceeds of $747. The repurchase rights for both the stock and the notes lapsed upon the initial public offering, and the Company recognized $2,527 of stock-based compensation expense with respect to these employee owned shares, which was recorded in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2005. No convertible promissory notes were outstanding at December 31, 2005.

10.	Accounting for Stock-Based Compensation Expense

The Company adopted SFAS No. 123R using the modified prospective method on January 1, 2006. Prior to the adoption of this statement, the Company elected to follow APB 25 and related interpretations in accounting for employee stock-based compensation. Under the modified prospective method, stock-based compensation expense includes the cost for all share-based payments granted prior to, but not yet vested, as of January 1 2006, as well as those share-based payments granted subsequent to December 31, 2005. If the Company had accounted for its stock-based employee compensation in accordance with the fair value-based recognition provisions of SFAS No. 123R for all awards granted prior to adoption, there would not have been a significant impact on the Company’s reported net income and related per share amounts during 2005.

In 2005, the Company adopted the 2005 Incentive Compensation Plan (the “2005 Plan”). The 2005 Plan provides for the issuance of incentive stock options, stock appreciation rights, restricted stock, stock units, stock granted as a bonus or in lieu of another award, dividend equivalents, or other stock-based awards or performance awards to executives, employees, officers, directors, consultants, and other persons who provide services to the Company. The total number of shares that remained available for grant under the 2005 Plan was 1,359 at December 31, 2007.

The Company reported stock-based compensation expense of $892, $1,084, and $22,703 as a component of selling, general and administrative expense in the consolidated statement of operations for the years ended December 31, 2007, 2006, and 2005, respectively. The Company reported stock-based compensation expense of $785 as a component of cost of sales in the consolidated statements of operations for the year ended December 31, 2005.

As of December 31, 2007, there was approximately $2,355 of total unrecognized compensation cost related to unvested share-based awards granted. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

Restricted Stock Units (RSUs)

In December 2005, the Company granted RSU awards for an aggregate of 1,006 shares of common stock of which 984 were vested when granted. The December 2005 awards generally provide for delivery of one-third of the underlying common stock on each of the first three anniversaries of their grant date, with delivery of stock on a quarterly basis to four of the Company’s executive officers. Delivery of the vested 984 underlying shares of common stock is not contingent on the Company’s continued employment of the holders of the RSUs.

In September 2006, the Company granted RSU awards for an aggregate of 44 shares of common stock. The September 2006 awards provide for delivery of one-fourth of the underlying common stock on each of the first four anniversaries of their grant date. Delivery is contingent upon the Company’s continued employment of the holders of the RSUs. In addition, in September 2006, the Company entered into an agreement whereby a variable number of RSUs may be granted in three separate tranches during a three-year period based upon the awardees’ achievement of certain performance criteria in each and every year. If granted, each tranche vests over a period not in excess of three years. The first tranche related to this agreement was based on 2007 results and was not earned.

In November 2006, the Company granted RSU awards for an aggregate of 5 shares of common stock. The November 2006 awards provide for delivery of all of the underlying common stock on the third anniversary of their grant date. Delivery is contingent upon the Company’s continued employment of the holders of the RSUs.

During 2007, the Company granted RSU awards for an aggregate of 66 shares of common stock. For 63 of the shares, the awards provide for delivery of all of the shares on the third anniversary of the grant date, contingent upon the continued employment of the holder with the Company. The remaining RSUs were vested when granted.

A summary of the status of the Company’s RSUs at December 31, 2007 and 2006 are as follows:

				Weighted-
	Fully			Average
	Vested	Vesting	Total	Grant
	Shares	Shares	Shares	Price

RSUS outstanding at January 1, 2006	984	22	1,006	$16.00
Granted	—	49	49	15.27
Vested	7	(7)	—	16.00
Forfeited	—	(9)	(9)	16.00
Cancelled	(5)		(5)	16.00
Delivered, including 57 shares withheld for payroll taxes	(170)	—	(170)	16.00

RSUs outstanding at December 31, 2006	816	55	871	15.35

Granted	3	63	66	6.11
Vested	13	(13)	—	15.48
Forfeited	—	(11)	(11)	10.77
Delivered, including 112 shares withheld for payroll taxes	(367)	—	(367)	15.92

RSUs outstanding at December 31, 2007	465	94	559	$14.90

Stock Options

Stock options issued under the 2005 Plan are exercisable at various dates and will expire no more than ten years from their date of grant. As of December 31, 2007, there were options for an aggregate of 588 shares outstanding under the 2005 Plan. The fair value of stock options is determined on the date of grant using the Black-Scholes

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

valuation model. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method. The determination of the fair value of stock options is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility assumption is based on a combination of the historical volatility of the Company’s common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with the Company’s historical volatility because of the lack of sufficient relevant history for the Company’s common stock equal to the expected term. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

The assumptions used in the Black-Scholes pricing model were as follows:

	2007	2006	2005

Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.10% - 5.10%	4.50% - 4.95%	4.59%
Expected life (in years)	4.58 - 8.00	4.58 - 8.00	8.00
Expected volatility	39.6% - 53.2%	39.6% - 53.0%	53.0%
Weighted-average grant date fair value	$3.21	$7.00	$10.02

A summary of stock option activity for 2007, 2006, and 2005 is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options outstanding at the beginning of the year	105	$14.96	50	$16.00	—	$—
Stock options forfeited or expired	(35)	11.52	—	—	—	—
Stock options granted	518	7.29	55	14.02	50	16.00
Stock options exercised	—	—	—	—	—	—

Stock options outstanding at the end of the year	588	$8.41	105	$14.96	50	$16.00

Options outstanding as of December 31, 2007 have a weighted-average remaining contractual term of 7 years, and had an aggregate intrinsic value of $56 at December 31, 2007. An aggregate of 49 of the outstanding options were exercisable at December 31, 2007. The exercisable options have a weighted-average exercise price of $15.33 and had an aggregate intrinsic value of $0.

11.	Net Income (Loss) per Common Share

Basic net income (loss) per common share (“EPS”) is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period, without consideration of potential common stock. Vested RSU grants have been treated as outstanding shares of common stock for purposes of basic and diluted earnings per share. Unvested RSUs that are not subject to performance conditions are included in diluted EPS using the treasury stock method. Unvested RSUs that are subject to performance conditions

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

are included in diluted EPS using the treasury stock method when it is probable that the performance conditions will be achieved.

The following represents the reconciliation from basic shares to fully diluted shares for the respective periods.

	Years Ended December 31,
	2007	2006	2005

Net income (loss) available to common shareholders	$(139,968)	$21,009	$(5,076)
Weighted average common shares outstanding — basic	25,921	25,827	18,897

Net income (loss) per common share — basic	$(5.40)	$0.81	$(0.27)

Calculation of diluted net income (loss) per common share:
Weighted average common shares outstanding — basic	25,921	25,827	18,897
Dilutive effect of unvested RSUs	$—	12	—

Weighted average common shares outstanding — diluted	25,921	25,839	18,897

Net income (loss) per common share — diluted	$(5.40)	$0.81	$(0.27)

The Company has excluded options and unvested RSUs for an aggregate of 460, 105, and 50 for the years ended December 31, 2007, 2006, and 2005, respectively, from the calculation of diluted net income per common share as all such share based awards are antidilutive.

12.	Benefit Plans

Employee Savings Plan

The Company sponsors a 401(k) savings plan (the “Plan”). The Plan allows for eligible employees to contribute up to 20% of their annual compensation up to the statutory limitations, with the Company providing a match totaling 50% of the employee’s contribution up to a maximum of $2. Under the Plan, contributions vest over four years. Polk, a wholly owned subsidiary of the Company, sponsors a separate 401(k) savings plan (the “Polk Plan”). The Polk Plan allows for eligible employees to contribute up to 15% of their annual compensation up to the statutory limitations, with the Company providing a match totaling 60% of the employee’s contribution, up to 5% of pay, with no maximum other than the statutory maximum. Under the Polk Plan, contributions vest under a three year cliff vesting. Consolidated contributions under these plans were $280, $279, and $178 for the years ended December 31, 2007, 2006, and 2005, respectively.

Equity Participation Rights Agreement

The Company entered into an Equity Participation Rights Agreement (the “Rights Agreement”) with its Chief Executive Officer (the “Officer”) in January 2001, which was amended in August 2003. Under the Rights Agreement, the Officer would receive a percentage of the proceeds upon a liquidity event of the Company as defined in the Rights Agreement. Any payment to the Officer under the Rights Agreement would be recorded as a charge to operating income upon the closing of a liquidity event. Upon the completion of the Company’s initial public offering in 2005, a payment totaling $2,236 was owed under the Rights Agreement. This amount was expensed and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2005. Upon the completion of the initial public offering in 2005, the Rights Agreement was terminated.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

13.	Income Taxes

The geographic sources of income from continuing operations before taxes are as follows:

	Years Ended December 31,
	2007	2006	2005

United States	$(171,949)	$31,463	$(5,450)
Foreign	(9,653)	2,672	(50)

	$(181,602)	$34,135	$(5,500)

The components of the provision for (benefit from) income taxes are as follows:

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$(3,534)	$12,291	$4,914
State	(61)	1,913	1,036
Foreign	349	835	(25)

	(3,246)	15,039	5,925

Deferred:
Federal	(32,919)	(1,388)	(4,987)
State	(4,626)	(409)	(1,336)
Foreign	(843)	(116)	—

	(38,388)	(1,913)	(6,323)

	$(41,634)	$13,126	(398)

The provision for (benefit from) income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2007	2006	2005

Expected provision at federal statutory rate	$(63,561)	$11,947	$(1,937)
State tax, net of federal tax benefit	(3,674)	963	17
Goodwill impairment	23,593	—	—
Tax credits	(132)	(53)	25
Foreign tax	111	(204)	(25)
Other permanent items	301	454	9
Stock-based compensation	1,293	—	885
Change in deferred tax valuation allowance	498	—	—
Initial public offering costs capitalized for tax	—	—	628
Other, net	(63)	19	—

	$(41,634)	$13,126	$(398)

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2007	2006

Deferred tax assets:
Allowances and accruals	$4,834	$9,359
Revenue deferred for books	166	1,343
State taxes	197	1,266
Stock-based compensation	436	2,586
Net operating losses	144	—
Other	459	379

Total current deferred tax assets	6,236	14,933

Goodwill	21,452	—
Stock-based compensation	2,987	2,617
Other comprehensive income	1,393	—
Net operating losses	570	—
Depreciation	142	—

Non-current deferred tax asset	26,544	2,617

Total deferred tax assets	32,780	17,550
Valuation allowance	(498)	—

Total deferred tax assets	$32,282	$17,550

Deferred tax liabilities:
Inventory step-up	$(108)	$(894)

Total current deferred tax liability	(108)	(894)
Goodwill	—	(13,083)
Intangible assets	(35,000)	(42,968)
Depreciation	—	(39)

Total long-term deferred tax liability	(35,000)	(56,090)

Total deferred tax liabilities	(35,108)	(56,984)

Net deferred tax liabilities	$(2,826)	$(39,434)

The Company has federal net operating loss and tax credit carryovers as of December 31, 2007 of $9,723 and $132, respectively. The Company expects to utilize all of the operating loss and tax credits in the federal carryback period.

The Company has total state net operating loss carryforwards of approximately $22,046. The carryforwards begin to expire in 2008. Certain of the state loss carryforwards are likely to expire unused. Accordingly, the Company has provided a valuation allowance of $408 against the related deferred tax asset.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

December 31, 2007, the Company established a valuation allowance against certain state net operating losses and certain other state deferred tax assets in the amount of $90. The valuation allowance is based on available evidence, including the Company’s current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets.

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the remaining deductible differences.

If the actual tax deduction realized when stock options are exercised or restricted stock units are delivered is less than recognized compensation expense, the Company may have significant tax shortfalls in the future. The tax provision for 2007 and 2006 includes shortfalls of $1,293 and $235, respectively.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48, the Company recognized a $541 decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of retained earnings.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$876
Additions based on tax positions related to the current year	907
Additional for tax positions of prior years	463
Reductions for tax positions of prior years	—
Settlements	(38)
Expiration of the statute of limitations for the assessment of taxes	(151)

Balance at December 31, 2007	$2,057

The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate as of December 31, 2007 and January 1, 2007 was $1,558 and $569, respectively.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax position as of December 31, 2007 and January 1, 2007, was $718 and $505, respectively.

The Company expects the change in the FIN 48 liability for unrecognized tax benefits to be less than $1,000 in the next 12 months and does not expect the changes to materially affect its operating results or financial position. The 2004 through 2006 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

14.	Related Party Transactions

The Company paid management fees of $4,220 to Trivest, the Company’s majority shareholder, during the year ended December 31, 2005. The Company paid a one-time advisory fee of $1,713 to Trivest in September 2006 in connection with the acquisition of Polk, which was capitalized as acquisition-related costs.

Under an operating lease agreement for its primary distribution facility and corporate headquarters, the Company paid a company owned by a Board member and shareholder $1,994, $1,347, and $1,573 during the years ended December 31, 2007, 2006, and 2005, respectively.

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

15.	SIRIUS Satellite Radio Agreement

In 2004, the Company entered into a strategic relationship with SIRIUS and in April 2005, the Company entered into an agreement with SIRIUS pursuant to which the Company has exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to its U.S. retail customer base and directly to SIRIUS. The Company has credit risk for all transactions with customers. In July 2007 and again in November 2007, the agreement was amended to, among other things, provide for or amend existing terms relating to forecasting and product order placement, activation fees and dealer payments, product sourcing and pricing, product returns, and product warranties, and to extend the term of the agreement until August 31, 2008.

A portion of the Company’s SIRIUS product inventory is subject to an agreement that permits the Company to sell qualifying product at its carrying cost to SIRIUS. Under this inventory protection arrangement, the Company had aggregate receivables related to this agreement of $332 and $0 as of December 31, 2007 and 2006, respectively. From time to time, SIRIUS will provide price protection to the Company for inventory purchased. Under these price protection arrangements, the Company had aggregate receivables from SIRIUS of $4,182 and $1,942 as December 31, 2007 and 2006, respectively. These receivables were included in other current assets in the accompanying consolidated balance sheets.

For the years ended December 31, 2007, 2006, and 2005, the Company recorded $117,906, $220,070, and $120,893 in gross sales related to the sale of SIRIUS products, respectively.

16.	Commitments and Contingencies

Operating leases

The Company leases its facilities and some equipment under non-cancelable operating leases that expire on various dates through December 2016. Rent expense is recognized on a straight-line basis over the lease term, and for the years ended December 31, 2007, 2006, and 2005 was approximately $5,025, $2,577, and $1,679, respectively. The Company subleases a portion of two of its facilities to others. For the year ended December 31, 2007, sublease income of $437 is reflected as a reduction of operating expenses in the accompanying consolidated statement of operations.

Future minimum lease payments, net of sublease income, for all operating leases for the years ending December 31 are as follows:

2008	$4,418
2009	4,218
2010	4,264
2011	4,161
2012	4,245
Thereafter	16,256

Total	$37,562

Litigation

On March 31, 2004, Omega Patents, L.L.C. (“Omega”), filed a claim in the United States District Court for the Middle District of Florida, OMEGA PATENTS, L.L.C. vs. FORTIN AUTO RADIO, INC., alleging breach of a license agreement. On November 11, 2005, Omega amended its complaint to add the Company as a defendant in the suit, alleging patent infringement. Specifically, Omega alleged that certain of the Company’s products infringed certain Omega patents. Omega sought both an injunction and unspecified monetary damages, as well as exemplary

DIRECTED ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(In thousands, except per share data)

damages, attorneys’ fees, and costs. On February 12, 2007, the jury returned a verdict in favor of Omega, awarding Omega $615 in damages, which was accrued as of December 31, 2006. On April 4, 2007, the trial court enhanced the damages for a total award of $1,800. The trial court also awarded attorney’s fees to Omega and granted a permanent injunction that prohibited the Company from making, using, or selling any products that infringe on the Omega patents, and required the Company to recall and destroy any of the infringing products that were in the inventory of retailer customers. On May 12, 2007, the Company entered into a Master and Cross-License Agreement with Omega settling all disputes between the parties. The agreement provided that the Company pay an upfront fee of $5,000 and take a royalty bearing license from Omega on vehicle databus systems and vehicle tracking systems. The Company has also entered into a broad long-term cross-license for technology related to vehicle security and convenience systems. In May 2007, the court dismissed the case with prejudice. During the year ended December 31, 2007, the Company paid all $5,000 owed pursuant to this settlement. As such, the Company had no accrual related to the settlement as of December 31, 2007. The Company incurred legal fees of approximately $689 and $2,363 during 2007 and 2006, respectively. The Company does not believe that its future obligations under the agreement will have a material adverse effect on its business or financial condition.

From time to time, the Company is involved in other litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any legal proceedings that it believes would have a material adverse effect on its business or financial condition.

17.	Subsequent Event

Subsequent to the fiscal year ended December 31, 2007, the Company amended certain terms, conditions, and covenants contained in its senior credit facility (“Amendment No. 2”). Specifically, Amendment No. 2 modifies certain financial covenant requirements contained in the Company’s senior credit facility, including total leverage ratio and fixed charge coverage ratio. Amendment No. 2 will increase the Company’s interest rate by 1.0% to 1.5%, depending upon leverage ratios, from its current rate of LIBOR plus 2.5%. Amendment No. 2 increased the allowable leverage ratio to 5.25x through March 31, 2009, stepping down to 4.95x through December 31, 2009, with step-downs thereafter consistent with the previous terms of the agreement. In addition, Amendment No. 2 permits additional add-backs to adjusted EBITDA in the calculation of leverage ratio, modifies principal payment terms and revolving loan availability, and permits the right to execute the sale of certain accounts receivable so long as the proceeds are used to reduce indebtedness. The Company’s revolving loan availability was modified to allow a maximum principal amount of $60,000, of which $50,000 is available all year with an additional $10,000 available from October through February due to the seasonality of its business. The amendment also requires the Company to make quarterly principal payments of $667 commencing in March 2008, with balloon payments of $5,886 on December 31, 2009 and $11,144 on December 31, 2010, 2011, and 2012, with the final installment of the total principal due on September 22, 2013. The Company expects to refinance or extend the senior credit facility prior to September 22, 2013, but may not be able to obtain such refinancing on acceptable terms or at all.