Form 10-Q
period 2008-03-31
Directed Electronics, Inc.
filed 2008-05-08
CIK 1323630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 6, 2008, there were outstanding 25,473,642 shares of the registrant’s common stock, par value $.01 per share.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DIRECTED ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$16,679	$4,760
Accounts receivable, net of allowance for doubtful accounts of $1,709 and $1,521 at March 31, 2008 and December 31, 2007, respectively	47,445	77,366
Inventories, net	67,880	64,219
Income taxes receivable	11,218	9,783
Prepaid expenses and other current assets	2,315	7,115
Deferred tax assets	6,038	6,038

Total current assets	151,575	169,281
Property and equipment, net	7,202	7,353
Intangible assets, net	154,929	157,265
Other assets	7,888	6,535

Total assets	$321,594	$340,434

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$36,769	$44,814
Accrued liabilities	27,122	28,527
Current portion of senior notes payable	2,669	2,669

Total current liabilities	66,560	76,010
Revolving loan	—	4,000
Senior notes, less current portion	259,589	260,257
Deferred tax liabilities	8,117	8,864
Other liabilities	5,686	5,201

Total liabilities	$339,952	$354,332

Commitments and contingencies (Note 11)
Shareholders’ equity (deficit):
Common stock, $0.01 par value:
Authorized shares — 100,000; issued and outstanding shares — 25,452 and 25,420 at March 31, 2008 and December 31, 2007, respectively	254	254
Paid-in capital	114,938	114,674
Accumulated other comprehensive income (loss)	(1,864)	1,257
Accumulated deficit	(131,686)	(130,083)

Total shareholders’ deficit	(18,358)	(13,898)

Total liabilities and shareholders’ equity (deficit)	$321,594	$340,434

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Sales:
Security and entertainment product sales, net	$57,032	$61,382
Satellite radio product sales, net of $14,865 of cost for the three months ended March 31, 2008 (Note 2)	2,715	15,452
Royalty and other revenue	801	1,099

Net sales	60,548	77,933

Cost of sales:
Cost of security and entertainment sales	31,144	33,295
Cost of satellite radio sales (Note 2)	—	13,004

Total cost of sales	31,144	46,299

Gross profit	29,404	31,634

Operating expenses:
Selling, general and administrative	23,784	22,227
Amortization of intangibles	1,370	1,204
Provision for litigation	—	5,494

Total operating expenses	25,154	28,925

Income from operations	4,250	2,709

Other income (expense):
Interest expense	(6,321)	(7,037)
Interest income	89	78

Income (loss) before provision for (benefit from) income taxes	(1,982)	(4,250)
Provision for (benefit from) income taxes	(379)	(1,482)

Net income (loss)	$(1,603)	$(2,768)

Net income (loss) per common share:
Basic and diluted	$(0.06)	$(0.11)

Weighted average number of common shares:
Basic and diluted	25,858	25,955

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income (loss)	$(1,603)	$(2,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,592	2,290
Provision for litigation	—	5,494
Non-cash interest expense	457	280
Non-cash stock-based compensation	304	125
Deferred taxes	340	157
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	29,741	104,104
Inventories, net	(3,988)	52,607
Prepaid expenses and other current assets	4,779	(35,598)
Accounts payable	(7,913)	(83,949)
Accrued liabilities	(1,345)	(14,625)
Taxes payable	(1,452)	(7,231)
Other	(2,557)	1,704

Net cash provided by operating activities	19,355	22,590

Investing activities
Purchases of property and equipment	(518)	(592)

Net cash used in investing activities	(518)	(592)

Financing activities
Proceeds from senior notes and revolving loan	24,000	56,500
Payments on senior notes and revolving loan	(28,667)	(74,267)
Debt amendment fees	(1,808)	—
Payments received on shareholder loan	—	7

Net cash used in financing activities	(6,475)	(17,760)

Net effect of exchange rates on cash	(443)	38

Increase in cash and cash equivalents	11,919	4,276
Cash and cash equivalents at beginning of period	4,760	9,861

Cash and cash equivalents at end of period	$16,679	$14,137

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited and in thousands, except per share amounts)
1. Basis of Presentation
     The accompanying interim unaudited consolidated financial statements include the accounts of Directed Electronics, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to state fairly the consolidated financial position, results of operations and cash flows for all periods presented. Because of the seasonal nature of the Company’s business, the results of operations are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
2.  Summary of Significant Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues, and expenses reported in those financial statements as well as the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Significant estimates made by the Company include those related to the allowance for doubtful accounts, sales returns, inventory valuation, recoverability of deferred tax assets, valuation of long-lived assets, warranty reserves, income taxes, and stock-based compensation. A summary of the Company’s significant accounting policies is contained in Note 3 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Other than those listed below, there have been no changes to the Company’s significant accounting policies subsequent to December 31, 2007.
Revenue Recognition
     Pursuant to the Company’s April 2005 agreement with SIRIUS, as amended in July and November 2007, the Company has exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to its existing U.S. retailer customer base. The Company recognizes these revenues in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The November 2007 amendment, which was effective as of January 1, 2008, provides for or amends existing terms relating to product sourcing and pricing, product returns, and product warranties, and extends the term of the agreement until August 31, 2008. Prior to the effective date of the November 2007 amendment, the Company accounted for the proceeds received for sales of SIRIUS-related hardware products as revenue on a gross basis, as the Company determined that it was the principal in the transaction. The November 2007 amendment significantly reduced the Company’s exposure to economic losses resulting from inventory obsolescence, sales returns, and the fulfillment of warranty obligations related to satellite radio products. In exchange for this reduced risk, the Company has agreed to reduced gross margins on sales of satellite radio products. Accordingly, the Company has determined that it is no longer the principal in the transaction and, starting on January 1, 2008, satellite radio revenues are reported on a net basis based on the gross amounts billed to customers less (i) amounts paid to suppliers, (ii) rebates and discounts, and (iii) other direct costs. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, the Company has not recast prior period satellite radio sales to conform with the current period’s presentation as the change in presentation is not considered a change in accounting principle but is the application of the same principle to facts and circumstances that are different from those prior to January 1, 2008. For the three months ended March 31, 2008, gross billings, net of rebates, and costs for satellite radio products were $17,580 and $14,865, respectively.
     The Company further amended its agreement with SIRIUS in April 2008 to, among other things, provide for or amend existing terms relating to product returns, warranty processing, discounts and rebates, payment and interest terms relating to product orders and inventory, and to extend the term of the agreement until January 2009. The April 2008 amendment will not impact the accounting for satellite radio sales on a net basis.
     Fair Value Measurement

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited and in thousands, except per share amounts)
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 was issued which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the accounting provisions of SFAS No. 157 during the first quarter of 2008. See Note 6 for further information.
3. Warranty Liability
     The Company records a reserve for product warranties at the time revenue is recognized. The Company offers warranties of various lengths depending upon the specific product. The Company returns defective security and entertainment products to the manufacturer to the extent that it cannot repair or resell the refurbished product, where applicable. Pursuant to the Company’s amended agreement with SIRIUS, the Company has the right to return defective satellite radio products to SIRIUS. The Company records an estimate for warranty related costs based upon historical product warranty return rates, materials usage, and service delivery costs incurred in correcting the product where applicable. During the three months ended March 31, 2007, for both security and entertainment and satellite radio products, and during the three months ended March 31, 2008 for security and entertainment products, the estimate for warranty related costs was recorded in cost of sales. Should actual product warranty return rates, materials usage, or service delivery costs differ from the historical rates, revisions to the estimated warranty reserve would be required. The warranty reserve is included in accrued liabilities.
     The following is a summary of the changes to the balance of the warranty reserve:

	Three Months
	Ended March 31,
	2008	2007
Beginning balance	$4,248	$8,631
Increases in reserve	1,689	1,902
Decrease charged against reserve	(1,226)	(5,679)

Ending balance	$4,711	$4,854

4. Other Comprehensive Income (Loss)
     Comprehensive income (loss) consisted of the following:

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited and in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2008	2007
Net income (loss)	$(1,603)	$(2,768)
Other comprehensive income (loss):
Foreign currency translation effects	(1,152)	(36)
Unrealized loss on interest rate swap, net of tax	(1,969)	(500)

Comprehensive income (loss)	$(4,724)	$(3,304)

     Components of accumulated other comprehensive income (loss) consisted of the following:

	March 31,	December 31,
	2008	2007
Foreign currency translation effects	$2,636	$3,788
Unrealized loss on interest rate swap, net of tax	(4,500)	(2,531)

Accumulated other comprehensive income (loss)	$(1,864)	$1,257

5. Derivative Instruments and Hedging Activities
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
     For the three months ended March 31, 2008, the interest rate swap was highly effective, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, in offsetting cash flows of the hedged item and, thus, there is no impact on earnings due to hedge ineffectiveness. The fair value of the derivative contract at inception was zero. The Company records the derivative contract on its consolidated balance sheet at its fair value. The Company classifies the portion of the fair value that is related to cash flows that are expected to occur within the next 12 months as current with the remaining amount classified as non-current. The fair value of the derivative contract as of March 31, 2008 was a liability of $7,447, of which $4,426 was recorded as a current liability.
     The amount recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments was as follows:

Three Months Ended
March 31, 2008
Balance January 1, 2008	$(2,531)
Changes in fair value of derivatives	(3,258)
Deferred income tax provision	1,289

Balance March 31, 2008	$(4,500)

     In 2007, the Company entered into forward contracts that are derivative instruments to mitigate the impact of the variability in exchange rates on a portion of accounts receivable and collections denominated in Canadian Dollars. These derivative instruments are not designated as hedging instruments under SFAS No. 133. The derivative instruments are recorded at their fair value on the

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited and in thousands, except per share amounts)
Company’s balance sheet with changes in the fair value recorded in operating expense in the period of the change. The fair value of the derivative as of March 31, 2008 was an asset of $60, which was recorded in other current assets. The net loss recorded in earnings for contracts not designated as hedging instruments for the three months ended March 31, 2008 was $18.
6. Fair Value
     The Company recognizes its derivative financial instruments at their fair values, which are measured on a recurring basis.  The fair values are determined based on the application of valuation techniques contemplated within SFAS 157, which specifies a hierarchy of inputs to valuation techniques used to measure fair value.  The levels of the hierarchy are broadly defined as follows: Level 1 – quoted prices for identical assets or liabilities, Level 2 – quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-based valuations in which significant inputs are corroborated by observable market data, and Level 3 – valuation techniques in which significant inputs are unobservable.  The fair values of the Company’s derivative financial instruments disclosed in Note 5 above are derived from quotes from observable market data.  The fair value of the Company’s interest rate swap was valued using counterparty quotations in over-the-counter markets. The Company’s foreign currency forward contracts are valued based on inputs that are readily available in public markets. The Company has determined such inputs to be a Level 2 measurement as defined previously.
7. Accounting for Stock-Based Compensation Expense
     The Company’s 2005 Incentive Compensation Plan (“the 2005 Plan”) provides for the issuance of incentive stock options, stock appreciation rights, restricted stock, stock units, stock granted as a bonus or in lieu of another award, dividend equivalents or other stock-based awards or performance awards to executives, employees, officers, directors, consultants, and other persons who provide services to the Company. As of March 31, 2008, 178 shares remained available for grant under the 2005 Plan. During the first quarter of 2008, the Company’s Board of Directors approved a proposal to amend the 2005 Plan to increase the maximum number of shares of common stock available for issuance in connection with awards by 2,000 shares from 2,750 to 4,750. The approval of this proposed increase is subject to approval of the Company’s shareholders at its 2008 Annual Meeting of Shareholders during the second quarter of 2008.
     The Company reported stock-based compensation expense of $304 and $125 as a component of selling, general, and administrative expense in the consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was approximately $2,909 of total unrecognized compensation cost related to unvested share-based awards granted. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately three years.
     Stock options issued under the 2005 Plan are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the fair market value of the Company’s stock on the date of grant. In the first quarter of 2008, the Company granted an aggregate of 1,220 options which have a weighted average grant date fair value of $0.73 per share. As of March 31, 2008, there were options for an aggregate of 1,800 shares outstanding under the 2005 Plan. No options have been exercised and 8 options were forfeited during the three months ended March 31, 2008. Outstanding options as of March 31, 2008 have a weighted-average exercise price of $3.68 per share, have a weighted-average remaining contractual term of approximately 7 years, and had an aggregate intrinsic value of $894 at March 31, 2008. An aggregate of 122 of the outstanding options were exercisable at March 31, 2008. The exercisable options have a weighted-average exercise price of $11.65 and had an aggregate intrinsic value of $0.
8. Net Income (Loss) Per Common Share
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

DIRECTED ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited and in thousands, except per share amounts)
that are subject to performance conditions are included in diluted EPS using the treasury stock method when it is probable that the performance conditions will be achieved.
     The Company has excluded options and restricted stock units for an aggregate of 887 and 203 shares from the calculation of diluted net income (loss) per common share for the three months ended March 31, 2008 and 2007, respectively, because the effect of their inclusion would be antidilutive.
9. Income Taxes
     The Company’s current estimated annual effective income tax rate that has been applied to normal, recurring operations for the three months ended March 31, 2008 is 38.6%. The Company’s effective income tax benefit rate was 19.1% for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2008 differed from the Company’s estimated annual effective tax rate due to the impact of discrete items on the Company’s loss before the benefit from income taxes. These discrete items primarily related to shortfalls on restricted stock units delivered during the first quarter of 2008. The shortfalls occur when the actual tax deduction realized is less than the previously recognized compensation expense related to the restricted stock units.
     On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48, the Company recognized a $541 decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of retained earnings. At the adoption date of January 1, 2007, the Company had $876 of unrecognized tax benefits, all of which would impact its effective income tax rate if recognized. At December 31, 2007 and March 31, 2008, the Company had $2,057 of unrecognized tax benefits, most of which would impact its effective income tax rate if recognized.
     The Company expects the change in the FIN 48 liability for unrecognized tax benefits to be less than $1,000 in the next 12 months and does not expect the changes to materially affect its operating results or financial position. The Company is subject to U.S. federal income tax as well as income tax in Canada, the United Kingdom, Hong Kong, and multiple state jurisdictions. The 2004 through 2006 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.
     The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of March 31, 2008 and December 31, 2007 was $765 and $718, respectively.
10. Related Parties
     Under an operating lease agreement for its primary distribution facility and corporate headquarters, the Company made cash payments to a company owned by a Board member and shareholder of $479 and $576 during the three months ended March 31, 2008 and 2007, respectively.
11. Commitments and Contingencies
     From time to time, the Company is involved in litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any legal proceedings that it believes would have a material adverse effect on its business or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Overview
     Headquartered in Southern California, we are the largest designer and marketer in North America of premium home theater loudspeakers which are sold under the Polk Audio(R) and Definitive Technology(R) brand names, and consumer-branded vehicle security and remote start systems sold under the Viper(R), Clifford(R), Python(R), and Autostart(R) brand names, based on sales. We are also the largest aftermarket supplier of SIRIUS satellite radio receivers and accessories, and a major supplier of mobile audio and video. We market our broad portfolio of products through many channels including leading national retailers and specialty chains throughout North America, and around the world. Founded in 1982, our company has more than 500 employees and operations in California, Maryland, Canada, Europe, and Asia.
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
     In addition to those described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, we believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements as of and for the three months ended March 31, 2008.
     Revenue Recognition
     Pursuant to our April 2005 agreement with SIRIUS, as amended in July and November 2007, we have exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to our existing U.S. retailer customer base. We recognize these revenues in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The November 2007 amendment, which was effective as of January 1, 2008, provides for or amends existing terms relating to product sourcing and pricing, product returns, and product warranties, and extends the term of the agreement until August 31, 2008. Prior to the effective date of the November 2007 amendment, we accounted for the proceeds received for sales of SIRIUS-related hardware products as revenue on a gross basis, as we determined that we were the principal in the transaction. The November 2007 amendment significantly reduced our exposure to economic loses resulting from inventory obsolescence, sales returns, and the fulfillment of warranty obligations related to satellite radio products. In exchange for this reduced risk, we have agreed to reduced gross margins on sales of satellite radio products. Accordingly, we have determined that we are no longer the principal in the transaction and, starting on January 1, 2008, satellite radio revenues are reported on a net basis based on the gross amounts billed to customers less (i) amounts paid to suppliers, (ii) rebates and discounts, and (iii) other direct costs. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, we have not recast prior period satellite radio sales to conform with the current period’s presentation as the change in presentation is not considered a change in accounting principle but is the application of the same principle to facts and circumstances that are different from those prior to January 1, 2008. For the three months ended March 31, 2008, gross billings, net of rebates, and costs for satellite radio products were $17,580 and $14,865, respectively.

     As previously announced, we further amended our agreement with SIRIUS in April 2008 to, among other things, provide for or amend existing terms relating to product returns, warranty processing, discounts and rebates, payment and interest terms relating to product orders and inventory, and to extend the term of the agreement until January 2009. The April 2008 amendment will not impact the accounting for satellite radio sales on a net basis.
Results of Operations
     As discussed in “Critical Accounting Policies and Estimates” above, beginning in the first quarter of 2008, we reported satellite radio revenues on a net basis in accordance with EITF 99-19. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, we have not recast prior period satellite radio sales as the change in presentation is not considered a change in accounting principle but is the application of the same principle to facts and circumstances that are different from those prior to January 1, 2008. For comparison and discussion purposes, we provide sales and cost information on a gross basis for the three months ended March 31, 2008 and 2007 in the table below. Although not in accordance with generally accepted accounting principles in the United States (GAAP), we believe this information is informative as to the level of our satellite radio business, provides increased transparency, and presents our satellite radio sales on a basis comparable to prior periods and to our security and entertainment sales. The following is a reconciliation of non-GAAP gross sales to net sales for the three months ended March 31, 2008 and 2007.

	As Reported	Reclassification	Non-GAAP	As Reported
	Three Months Ended	Three Months Ended	Three Months Ended
	March 31,	March 31,	March 31,
	2008	2008	2008	2007
Sales:
Security and entertainment product sales, net	$57,032	$—	$57,032	$61,382
Satellite radio product sales, net	2,715	14,865	17,580	15,452

Net product sales	59,747	14,865	74,612	76,834

Royalty and other revenues related to security and entertainment products	705	—	705	1,060
Other revenues related to satellite radio products	96	—	96	39

Royalty and other revenues	801	—	801	1,099

Net sales	$60,548	$14,865	$75,413	$77,933

Cost of sales:
Cost of security and entertainment sales	31,144	—	31,144	33,295
Cost of satellite radio sales	—	14,865	14,865	13,004

Total cost of sales	$31,144	$14,865	$46,009	$46,299

Security and entertainment gross profit, including royalty and other revenue	$26,593	—	$26,593	$29,147
Satellite radio gross profit, including other revenue	—	—	2,811	2,487
Consolidated gross profit	$29,404	—	$29,404	$31,634

Security and entertainment gross profit margin	46.1%	—	46.1%	46.7%
Satellite radio gross profit margin	—	—	15.9%	16.1%
Consolidated gross profit margin	48.6%	—	39.0%	40.6%
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Net Sales
     Effective January 1, 2008, as a result of our amended distribution agreement with SIRIUS, which significantly lowered our risks, principally those associated with product returns, we began reporting our sales of satellite radio products on a net basis as described in “Critical Accounting Policies and Estimates” above. This change in presentation, which was required by GAAP, resulted in reported satellite radio sales, net of $14.9 million in direct costs, of $2.7 million for the first quarter of 2008. The change in the application of our accounting policy did not affect our reported gross profit, operating income, or net income. On a non-GAAP basis, our net satellite radio product sales for the first quarter of 2008 would have been $17.6 million, a 13.5% increase as compared with net sales of $15.5 million for the first quarter of 2007. Leaner retail inventory levels at the end of 2007 coupled with consumer demand consistent with our expectations were primarily responsible for our increased satellite radio sales. Additionally, in the first quarter of 2007, in conjunction with SIRIUS, we implemented a number of retail price point changes which resulted in price reductions on our first quarter 2007 sales effectively increasing our comparative satellite radio product sales in the first quarter of 2008.
     Our net security and entertainment product sales totaled $57.0 million for the three months ended March 31, 2008 compared with $61.4 million for the three months ended March 31, 2007. Strong growth of our Definitive Technology product sales was more than offset by slower sales of security, remote start, and Polk Audio products to Circuit City, as well as another customer of our home audio products. The decrease can also be attributed, in part, to the weakening U.S. economy and demand for consumer electronics products.
     With the change in our satellite radio sales reporting method, our total GAAP net sales decreased to $60.5 million for the three months ended March 31, 2008 compared with $77.9 million for the three months ended March 31, 2007.

Gross Profit and Income from Operations
     Our consolidated gross profit totaled $29.4 million for the three months ended March 31, 2008 compared with $31.6 million for the three months ended March 31, 2007, a $2.2 million decrease. The decline was primarily due a decrease in net sales. Our consolidated GAAP gross profit margin increased from 40.6% for the three months ended March 31, 2007 to 48.6% for the three months ended March 31, 2008. This increase is primarily due to the change in presentation of our satellite radio products to a net basis in the current quarter as described above.
     On a non-GAAP basis, our gross profit margin on security and entertainment and satellite radio product sales totaled 46.1% and 15.9%, respectively, which remained materially consistent with the prior year. On a non-GAAP basis, our gross profit margin on satellite radio sales decreased from 16.1% for the three months ended March 31, 2007 to 15.9% for the three months ended March 31, 2008. As part of our amended distribution agreement with SIRIUS, we agreed to reduced gross margins on our sales of satellite radio products in exchange for a reduction in our risk associated with product returns.
     Our consolidated gross profit margin on a non-GAAP gross reporting basis decreased from 40.6% for the three months ended March 31, 2007 to 39.0% for the three months ended March 31, 2008. This decrease was primarily due to a change in product sales mix of increased sales of lower margin satellite radio products.
     Operating expenses decreased by approximately $3.7 million, or 12.8%, to $25.2 million for the three months ended March 31, 2008 compared with $28.9 million for the three months ended March 31, 2007. The decrease was primarily due to the reduction in our provision for litigation. During the first quarter of 2007, we had accrued for $5.5 million for legal fees and settlement expense related to patent litigation. This reduction was partially offset by increases in operating expenses related to our May 2007 acquisition of Trilogix, consulting and severance expenses associated with the right-sizing of our workforce, and increases in distribution costs related to fuel surcharges. Staff reductions identified or implemented in the first and second quarters of 2008 are expected to generate $4.5 million of annualized cost savings.
Interest Expense
     Net interest expense decreased approximately $0.7 million, or 10.1%, to $6.2 million for the three months ended March 31, 2008 compared with $6.9 million for the three months ended March 31, 2007. The decrease is primarily due to lower levels of outstanding debt on our senior credit facility in the current quarter. Outstanding debt as of March 31, 2008 totaled $262.3 million, a $62.2 million decrease compared with outstanding debt of $324.5 million as of March 31, 2007. As of March 31, 2008, we had no amounts drawn on our revolving loan compared with $20.0 million as of March 31, 2007. This decrease was offset by a non-cash write-off of $0.1 million in unamortized debt issuance costs related to the amendment to our senior credit facility in the first quarter of 2008.
Provision for (benefit from) Income Taxes
     Our effective tax rate was a benefit of 19.1% for the three months ended March 31, 2008 compared with a benefit of 34.9% for the three months ended March 31, 2007. The reduction of the benefit compared with the prior year is due to the tax impact of discrete items on our loss before the benefit from income taxes. These discrete items primarily related to shortfalls on restricted stock units delivered during the first quarter of 2008. The shortfalls occur when the actual tax deduction realized is less than the previously recognized compensation expense related to the restricted stock units. In 2007, our effective tax rate, excluding the impact of intangible asset write-offs, was approximately 47.0%. Our 2008 annual effective tax rate is expected to be materially consistent with this rate.
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

     Net cash provided by operating activities was approximately $19.4 million for the three months ended March 31, 2008, compared with approximately $22.6 million for the three months ended March 31, 2007, a decrease of $3.2 million. This decrease is primarily due to lower working capital in December 2007 as compared to December 2006 that converted into cash in the first quarter of the following year. The difference between our year-to-date 2008 operating cash flow and our $1.6 million net loss was primarily attributable to a decrease of $29.7 million in our accounts receivable, partially offset by a decrease of $7.9 million in our accounts payable and an increase of $4.0 million in our inventories. The decreases in accounts receivable and accounts payable were related to the seasonality of our business. The increase in inventory levels was due to larger levels of satellite radio products on hand as of March 31, 2008 as compared with December 31, 2007, when we held lighter levels of inventory relative to demand for this product category.
     Net cash used in financing activities was approximately $6.5 million for the three months ended March 31, 2008 as we paid down our revolving loan and paid fees in connection with the amendment of our senior credit facility. As of March 31, 2008, we had no amounts drawn on our revolving loan compared with $4.0 million and $20.0 million as of December 31, 2007 and March 31, 2007, respectively.
     Our principal sources of liquidity are cash from operations and funds available for borrowing under our senior credit facility. In connection with the acquisition of Polk, on September 22, 2006, we entered into a new senior credit facility, which increased our term loan by $141.0 million. In March 2008, we amended certain terms, conditions, and covenants contained in our senior credit facility (“Amendment No. 2”). Amendment No. 2 increased our allowable leverage ratio to 5.25x through March 31, 2009, stepping down to 4.95x through December 31, 2009, with step-downs thereafter consistent with the previous terms of the agreement. Amendment No. 2 also increased our interest rate by 100 to 150 basis points, depending upon leverage ratios, from our previous rate of LIBOR plus 250 basis points. In addition, Amendment No. 2 permits additional add-backs to adjusted EBITDA in the calculation of our leverage ratio, modifies principal payment terms and revolving loan availability, and permits the right to execute the sale of certain accounts receivable so long as the proceeds are used to reduce indebtedness. In connection with Amendment No. 2, we paid fees of $1.8 million and wrote off unamortized debt issuance costs of $0.1 million during the three months ended March 31, 2008.
     The credit agreement provides for senior notes in an aggregate principal amount equal to $306.8 million, plus a revolving loan in a maximum principal amount of $60.0 million, of which $50.0 million is available all year with an additional $10.0 million available from October through February due to the seasonality of our business. The revolving loan will mature on September 22, 2012 and the senior notes will mature on September 22, 2013. An incremental loan facility is available to us in an aggregate amount up to $75.0 million, provided that (i) no default or event of default shall have occurred and be continuing, and (ii) we are in compliance with all covenants contained in the amended credit agreement. Our senior credit facility contains certain affirmative and negative covenants related to indebtedness, leverage and fixed charges coverage, and restrictions against paying cash dividends without the lenders’ consent. We are required to make quarterly principal payments of $0.7 million, with balloon payments of $5.9 million on December 31, 2009 and $11.1 million on December 31, 2010, 2011, and 2012, with the final installment of the total principal due on September 22, 2013. We expect to refinance or extend our senior credit facility prior to September 22, 2013, but we may not be able to obtain such refinancing on acceptable terms or at all. The revolving loan and incremental loan facility may be used for working capital requirements, general corporate purposes, and certain permitted acquisitions. As of March 31, 2008, the balance of the senior notes was $262.3 million and we had no amounts drawn on our revolving credit facility.
     We were in compliance with all the covenants related to our indebtedness as of March 31, 2008. Based upon current earnings and working capital forecasts for 2008, we believe we will continue to remain in compliance with such covenants. In the event that our earnings or working capital fall short of our forecasts, it is possible that we would fail to comply with certain leverage ratio requirements of our senior credit facility. Under the terms of our senior credit facility, such failure would constitute an event of default. Upon the occurrence of an event of default, our lenders could prohibit additional borrowings under our revolving line of credit and could call due all amounts currently outstanding.
     In the future, we may be required to seek additional sources of liquidity such as a larger revolving credit facility. Our ability to use operating cash flow to increase our growth is limited by requirements in our credit agreement to repay debt with excess cash flow as defined therein.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions we consummate after the effective date.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of SFAS No. 161 our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our exposure to interest rate risk is primarily the result of borrowings under our existing senior credit facility. At March 31, 2008, $262.3 million was outstanding under our senior credit facility. Borrowings under our senior credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are affected by changes in market interest rates on these borrowings. As required by our credit agreement, we entered into an interest rate swap agreement in January 2007 to fix the interest rate on a portion of our term loans. Pursuant to that agreement, the interest rate on an aggregate of $153.0 million of our senior debt is fixed at 5.04% until January 4, 2010. The interest rate swap is recorded at its fair value on our balance sheet. Changes in the fair value of the swap are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet. See Notes 5 and 6 to our Consolidated Financial Statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.
     A 1% increase in interest rates would result in additional annual interest expense of $1.1 million on our senior credit facility, assuming no revolving credit borrowings and considering the fixed rate on $153.0 million of our debt related to our interest rate swap. We will continue to monitor changing economic conditions.
Foreign Currency Exchange Risk
     Our revenues and purchases are predominantly in U.S. Dollars. We account for a portion of our costs in our U.K. and Hong Kong offices and our Canadian subsidiaries, such as payroll, rent, and indirect operating costs, in foreign currencies. Fluctuations in foreign currency exchange rates could affect our sales, cost of sales, and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and could cause losses to our contract manufacturers, which could ultimately increase our product costs from these suppliers. We do not currently use derivative instruments to hedge against this risk. We also collect a portion of our revenue in non-U.S. currencies, primarily Canadian Dollars. We use forward contracts that are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to hedge the impact of the variability in exchange rates on a portion of accounts receivable and collections denominated in Canadian Dollars. The derivative instrument is recorded at its fair value on our balance sheet with changes in the fair value recorded in earnings. This derivative instrument was not material as of March 31, 2008. As we plan to expand internationally, we may enter into additional derivative financial instruments in the future. We generally do not hedge the net assets of our international subsidiaries. We do not enter into derivative contracts for trading or speculative purposes. See Notes 5 and 6 to our Consolidated Financial Statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.
     During the first quarter of 2008, we implemented a new information system to assist with the performance of the consolidation of our financial statements. As part of the implementation, all system controls were adhered to. We have implemented additional new controls that are related to the ongoing operation of this system.
     Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.
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

DIRECTED ELECTRONICS, INC. (Registrant)

Date: May 8, 2008	By: Name:	/s/ James E. Minarik James E. Minarik
	Title:	President and Chief Executive Officer

Date: May 8, 2008	By: Name:	/s/ Kevin P. Duffy Kevin P. Duffy
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
31.1	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Executive Officer

31.2	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer