Form 10-Q
period 2008-06-30
DEI Holdings, Inc.
filed 2008-08-05
CIK 1323630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 000-51664
DEI HOLDINGS, INC.
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
Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of August 1, 2008, there were outstanding 25,509,813 shares of the registrant’s common stock, par value $.01 per share.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DEI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$12,790	$4,760
Accounts receivable, net of allowance for doubtful accounts of $1,678 and $1,521 at June 30, 2008 and December 31, 2007, respectively	46,812	77,366
Inventories	66,371	64,219
Income taxes receivable	6,473	9,783
Prepaid expenses and other current assets	4,147	7,115
Deferred tax assets	6,038	6,038

Total current assets	142,631	169,281
Property and equipment, net	7,815	7,353
Intangible assets, net	153,653	157,265
Other assets	7,456	6,535

Total assets	$311,555	$340,434

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$32,468	$44,814
Accrued liabilities	21,970	28,527
Current portion of senior notes payable	—	2,669

Total current liabilities	54,438	76,010
Revolving loan	—	4,000
Senior notes, less current portion	258,591	260,257
Deferred tax liabilities	9,690	8,864
Other liabilities	3,796	5,201

Total liabilities	326,515	354,332

Commitments and contingencies (Note 10)
Shareholders’ deficit:
Common stock, $0.01 par value:
Authorized shares — 100,000; issued and outstanding shares — 25,489 and 25,420 at June 30, 2008 and December 31, 2007, respectively	254	254
Paid-in capital	115,215	114,674
Accumulated other comprehensive income	237	1,257
Accumulated deficit	(130,666)	(130,083)

Total shareholders’ deficit	(14,960)	(13,898)

Total liabilities and shareholders’deficit	$311,555	$340,434

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales:
Security and entertainment product sales, net	$50,974	$57,912	$108,006	$119,294
Satellite radio product sales, net of $16,168 and $31,033 of cost for the three and six months ended June 30, 2008, respectively (Note 2)	4,543	27,722	7,258	43,174
Royalty and other revenue	3,356	1,096	4,157	2,195

Net sales	58,873	86,730	119,421	164,663

Cost of sales:
Cost of security and entertainment sales	27,331	34,052	58,475	67,347
Cost of satellite radio sales (Note 2)	—	24,299	—	37,303

Total cost of sales	27,331	58,351	58,475	104,650

Gross profit	31,542	28,379	60,946	60,013

Operating expenses:
Selling, general and administrative	21,855	20,365	45,639	42,592
Amortization of intangibles	1,369	1,203	2,739	2,407
Provision for litigation	—	(420)	—	5,074

Total operating expenses	23,224	21,148	48,378	50,073

Income from operations	8,318	7,231	12,568	9,940

Other income (expense):
Interest expense	(6,033)	(6,860)	(12,354)	(13,897)
Interest income	26	126	115	204

Income (loss) before provision for (benefit from) income taxes	2,311	497	329	(3,753)
Provision for (benefit from) income taxes	1,291	486	912	(996)

Net income (loss)	$1,020	$11	$(583)	$(2,757)

Net income (loss) per common share:
Basic	$0.04	$0.00	$(0.02)	$(0.11)

Diluted	$0.04	$0.00	$(0.02)	$(0.11)

Weighted average number of common shares:
Basic	25,829	25,928	25,844	25,942

Diluted	25,871	25,931	25,844	25,942

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(583)	$(2,757)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,725	4,666
Non-cash interest expense	908	591
Non-cash stock-based compensation	629	415
Deferred taxes	682	547
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	30,436	87,750
Inventories	(2,373)	64,017
Prepaid expenses and other current assets	2,957	(12,926)
Accounts payable	(12,238)	(92,830)
Accrued liabilities	(6,594)	(12,873)
Income taxes receivable	3,290	(7,186)
Other	(1,319)	1,681

Net cash provided by operating activities	20,520	31,095

Investing activities
Purchases of property and equipment	(1,888)	(1,184)
Acquisitions of businesses, net of cash acquired	—	(11,057)

Net cash used in investing activities	(1,888)	(12,241)

Financing activities
Proceeds from revolving loan	27,500	72,500
Payments on senior notes and revolving loan	(35,835)	(87,034)
Debt amendment fees	(1,822)	(1,011)
Payments received on shareholder loan	—	8

Net cash used in financing activities	(10,157)	(15,537)

Net effect of exchange rates on cash	(445)	(109)

Increase in cash and cash equivalents	8,030	3,208
Cash and cash equivalents at beginning of period	4,760	9,861

Cash and cash equivalents at end of period	$12,790	$13,069

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited and in thousands, except per share amounts)
1. Basis of Presentation
     At the Company’s Annual Meeting of Shareholders held on June 19, 2008, the Company’s shareholders approved the change of the Company’s corporate name from Directed Electronics, Inc. to DEI Holdings, Inc. The accompanying interim unaudited consolidated financial statements include the accounts of DEI Holdings, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to state fairly the consolidated financial position, results of operations, and cash flows for all periods presented. Because of the seasonal nature of the Company’s business, the results of operations are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Revenue Recognition
     Pursuant to the Company’s April 2005 agreement with SIRIUS, as amended in July and November 2007, the Company has exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to its existing U.S. retailer customer base. The Company recognizes these revenues in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The November 2007 amendment, which was effective as of January 1, 2008, provided for or amended existing terms relating to product sourcing and pricing, product returns, and product warranties. The Company further amended its agreement with SIRIUS in April 2008 to extend the term of the agreement through January 2009. Prior to the effective date of the November 2007 amendment, the Company accounted for the proceeds received for sales of SIRIUS-related hardware products as revenue on a gross basis, as the Company determined that it was the principal in the transaction. The November 2007 amendment significantly reduced the Company’s exposure to economic losses resulting from inventory obsolescence, sales returns, and the fulfillment of warranty obligations related to satellite radio products. In exchange for SIRIUS bearing these risks, the Company has agreed to a reduced inventory margin, as defined in the agreement, on sales of satellite radio products. Accordingly, the Company has determined that it is no longer the principal in the transaction and, starting on January 1, 2008, satellite radio revenues are reported on a net basis based on the gross amounts billed to customers less (i) amounts paid to suppliers, (ii) rebates and discounts, and (iii) other direct costs. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, the Company has not recast prior period satellite radio sales to conform with the current period’s presentation as the change in presentation is not the result of a change in accounting principle but the application of the same principle to new facts and circumstances that are different from those prior to January 1, 2008. For the three months ended June 30, 2008, gross billings, net of rebates, and costs for satellite radio products were $20,711 and $16,168, respectively. For the six months ended June 30, 2008, gross billings, net of rebates, and costs for satellite radio products were $38,291 and $31,033, respectively.
     Fair Value Measurement

DEI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited and in thousands, except per share amounts)
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, FASB Staff Position No. 157-2 was issued, which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
     The Company adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and liabilities. Although the adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operation, or cash flows, the Company is now required to provide additional disclosures.
     As of June 30, 2008, the Company’s financial assets and liabilities requiring measurement at fair value on a recurring basis included a money market fund and a derivative financial instrument. The fair values are determined based on the application of valuation techniques contemplated within SFAS No. 157, which specifies a hierarchy of inputs to valuation techniques used to measure fair value. The levels of the hierarchy are broadly defined as follows: Level 1 — quoted prices for identical assets or liabilities, Level 2 — quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-based valuations in which significant inputs are corroborated by observable market data, and Level 3 — valuation techniques in which significant inputs are unobservable.
     The fair value of the Company’s money market fund, which is included in cash and cash equivalents on the consolidated balance sheet, is derived from quoted prices available in an active market. The Company has determined such input to be a Level 1 measurement as defined previously. The fair value of the Company’s derivative financial instrument discussed in Note 5 is derived from quotes from observable market data. The Company has determined such input to be a Level 2 measurement as defined previously.
     The Company’s financial assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at June 30, 2008 were as follows:

	Fair Value Measurements at June 30, 2008 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market fund	$8,100	$—	$—	$8,100

Liabilities
Derivative	$—	$4,302	$—	$4,302
     Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and

DEI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited and in thousands, except per share amounts)
measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company does not expect that SFAS No. 141R will have a material impact on its previous acquisitions. The impact on the Company’s consolidated financial statements will depend upon the nature, terms, and size of acquisitions consummated after the effective date.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP No. FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets will be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently evaluating this guidance but does not expect it to have a significant impact on the Company’s consolidated financial statements.
3. Warranty Liability
     The Company records a reserve for product warranties at the time revenue is recognized. The Company offers warranties of various lengths depending upon the specific product. Where applicable, the Company returns to the manufacturer or receives credit from the manufacturer for defective security and entertainment products to the extent that it cannot repair or resell the refurbished product. Pursuant to the Company’s amended agreement with SIRIUS, the Company has the right to return defective satellite radio products to SIRIUS. The Company records an estimate for warranty related costs based upon historical product warranty return rates, materials usage, and service delivery costs incurred in correcting the product where applicable. During the three and six months ended June 30, 2007, for both security and entertainment and satellite radio products, and during the three and six months ended June 30, 2008 for security and entertainment products, the estimate for warranty related costs was recorded in cost of sales. Should actual product warranty return rates, materials usage, or service delivery costs differ from the historical rates, revisions to the estimated warranty reserve would be required. The warranty reserve is included in accrued liabilities on the consolidated balance sheet.
     The following is a summary of the changes to the balance of the warranty reserve:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Beginning balance	$4,711	$4,854	$4,248	$8,631
Increases in reserve	901	1,970	2,590	3,872
Decrease charged against reserve	(1,058)	(2,471)	(2,284)	(8,150)

Ending balance	$4,554	$4,353	$4,554	$4,353

4. Other Comprehensive Income (Loss)

DEI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited and in thousands, except per share amounts)
     Comprehensive income (loss) consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$1,020	$11	$(583)	$(2,757)
Other comprehensive income (loss):
Foreign currency translation effects	201	1,164	(951)	1,128
Unrealized gain (loss) on interest rate swap, net of tax	1,900	947	(69)	447

Comprehensive income (loss)	$3,121	$2,122	$(1,603)	$(1,182)

     Components of accumulated other comprehensive income consisted of the following:

	June 30,	December 31,
	2008	2007
Foreign currency translation effects	$2,837	$3,788
Unrealized loss on interest rate swap, net of tax	(2,600)	(2,531)

Accumulated other comprehensive income	$237	$1,257

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
     For the three and six months ended June 30, 2008 and 2007, the interest rate swap was highly effective, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, in offsetting cash flows of the hedged item and, thus, there is no impact on earnings due to hedge ineffectiveness. The fair value of the derivative contract at inception was zero. The Company records the derivative contract on its consolidated balance sheet at its fair value. The Company classifies the portion of the fair value that is related to cash flows that are expected to occur within the next 12 months as current with the remaining amount classified as non-current. The fair value of the derivative contract as of June 30, 2008 was a liability of $4,302, of which $3,236 was recorded as a current liability. The fair value of the derivative contract as of December 31, 2007 was a liability of $4,189, of which $1,848 was recorded as a current liability.
     The amount recorded in accumulated other comprehensive income related to cash flow hedging instruments was as follows:

	June 30,	December 31,
	2008	2007
Beginning balance	$(2,531)	$—
Changes in fair value of derivatives	(114)	(4,189)
Deferred income tax provision	45	1,658

Ending balance	$(2,600)	$(2,531)

6. Stock-Based Compensation

DEI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited and in thousands, except per share amounts)
     The Company’s 2005 Incentive Compensation Plan (“the 2005 Plan”) provides for the issuance of incentive stock options, stock appreciation rights, restricted stock, stock units, stock granted as a bonus or in lieu of another award, dividend equivalents or other stock-based awards or performance awards to executives, employees, officers, directors, consultants, and other persons who provide services to the Company. As of June 30, 2008, 2,140 shares remained available for grant under the 2005 Plan. At the Company’s Annual Meeting of Shareholders held on June 19, 2008, the Company’s shareholders approved an increase in the maximum number of shares of common stock available for issuance in connection with awards by 2,000 shares from 2,750 to 4,750.
     The Company reported stock-based compensation expense of $326 and $290 as a component of selling, general, and administrative expense in the consolidated statements of operations for the three months ended June 30, 2008 and 2007, respectively. The Company reported stock-based compensation expense of $629 and $415 as a component of selling, general, and administrative expense in the consolidated statements of operations for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was approximately $2,633 of total unrecognized compensation cost related to unvested share-based awards granted. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately two years.
     Stock options issued under the 2005 Plan are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the price of the Company’s stock on the date of grant. In the second quarter of 2008, the Company granted an aggregate of 65 options which have a weighted average grant date fair value of $0.76 per share. As of June 30, 2008, there were options for an aggregate of 1,865 shares outstanding under the 2005 Plan. No options were exercised or forfeited during the three months ended June 30, 2008. Outstanding options as of June 30, 2008 had a weighted-average exercise price of $3.61 per share, had a weighted-average remaining contractual term of approximately 7 years, and had an aggregate intrinsic value of $388. An aggregate of 150 of the outstanding options were exercisable at June 30, 2008. The exercisable options had a weighted-average exercise price of $11.44 and had an aggregate intrinsic value of $0.
7. Net Income (Loss) Per Common Share
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
     The Company has excluded options and restricted stock units for an aggregate of 651 and 542 shares from the calculation of diluted net income (loss) per common share for the three months ended June 30, 2008 and 2007, respectively, because the effect of their inclusion would be antidilutive. The Company has excluded options and restricted stock units for an aggregate of 697 and 375 shares from the calculation of diluted net income (loss) per common share for the six months ended June 30, 2008 and 2007, respectively, because the effect of their inclusion would be antidilutive.
8. Income Taxes
     The Company’s current estimated annual effective income tax rate that has been applied to normal, recurring operations for the six months ended June 30, 2008 is 37.7%. The Company’s effective income tax expense rate was 55.9% and 277.2% for the three and six months ended June 30, 2008, respectively. The effective tax rate for both the three and six months ended June 30, 2008 differed from the Company’s estimated annual effective tax rate due to the impact of discrete items on the Company’s income before the provision for income taxes. These discrete items primarily related to shortfalls on restricted stock units delivered during the first and second quarters of 2008. The shortfalls occur when the actual tax deduction realized is less than the previously recognized compensation expense related to the restricted stock units.
     On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48, the Company recognized a $541 decrease to reserves for uncertain tax positions. This decrease was

DEI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited and in thousands, except per share amounts)
accounted for as an adjustment to the beginning balance of retained earnings. At the adoption date of January 1, 2007, the Company had $876 of unrecognized tax benefits, all of which would impact its effective income tax rate if recognized. At December 31, 2007 and June 30, 2008, the Company had $2,057 of unrecognized tax benefits, most of which would impact its effective income tax rate if recognized.
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
     The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of June 30, 2008 and December 31, 2007 was $808 and $718, respectively.
9. Related Parties
     Under an operating lease agreement for one of its distribution facilities and corporate headquarters, the Company made cash payments to a company owned by a Board member and shareholder of $633 and $496 during the three months ended June 30, 2008 and 2007, respectively. Under the operating lease agreement, the Company paid $1,112 and $1,073 during the six months ended June 30, 2008 and 2007, respectively.
10. Commitments and Contingencies
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
Overview
     Headquartered in Southern California, we are the parent company of some of the most respected brands in the consumer electronics industry. We are the largest designer and marketer in North America of premium home theater loudspeakers (sold under the Polk Audio® and Definitive Technology® brand names), and consumer-branded vehicle security and remote start systems (sold under the Viper®, Clifford®, Python®, Autostart®, and other brand names). We are also the largest aftermarket supplier of SIRIUS satellite radios and accessories, and a supplier of mobile audio sold principally under both the Polk Audio and Orion brand names. We market our broad portfolio of products through many channels including leading national retailers and specialty chains throughout North America and around the world. Founded in 1982, we have approximately 470 employees and operations in California, Maryland, Canada, Europe, and Asia.
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
     In addition to those described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, we believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements as of and for the three and six months ended June 30, 2008.
     Revenue Recognition
     Pursuant to our April 2005 agreement with SIRIUS, as amended in July and November 2007, we have exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to our existing U.S. retailer customer base. We recognize these revenues in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The November 2007 amendment, which was effective as of January 1, 2008, provides for or amends existing terms relating to product sourcing and pricing, product returns, and product warranties. We further amended our agreement with SIRIUS in April 2008 to extend the term of the agreement through January 2009. Prior to the effective date of the November 2007 amendment, we accounted for the proceeds received for sales of SIRIUS-related hardware products as revenue on a gross basis, as we determined that we were the principal in the transaction. The November 2007 amendment significantly reduced our exposure to economic losses resulting from inventory obsolescence, sales returns, and the fulfillment of warranty obligations related to satellite radio products. In exchange for SIRIUS bearing these risks, we have agreed to a reduced inventory margin, as defined in the agreement, on sales of satellite radio products. Accordingly, we have determined that we are no longer the principal in the transaction and, starting on January 1, 2008, satellite radio revenues are reported on a net basis based on the gross amounts billed to customers less (i) amounts paid to suppliers, (ii) rebates and discounts, and (iii) other direct costs. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, we have not recast prior period satellite radio sales to conform with the current period’s presentation as the change in presentation is not the result of a change in accounting principle but the application of the same principle to new facts and circumstances that are different from those prior to January 1, 2008. For the three months ended June 30, 2008, gross billings, net of rebates, and costs for satellite radio products were $20.7 million and $16.2 million, respectively. For the six months ended June 30, 2008, gross billings, net of rebates, and costs for satellite radio products were $38.3 million and $31.0 million, respectively.
Restructuring Activities and Other Business Developments
     During 2008, we initiated a number of restructuring activities in order to achieve our goal of identifying and reducing costs on a company-wide basis. As previously announced, we retained an operations efficiency improvement consultant to assist us in developing a plan that we expect to result in cost savings of approximately $2 million in 2008 and $5 million on an annualized basis consisting of improvements in operating efficiency and staff reductions. Also included in this plan, we have integrated our four 2006 and 2007 Canadian acquisitions into one company in order to gain efficiencies and cost savings and have decided to change our distribution strategy in the European market by ceasing operations at our branch in the United Kingdom and entering into an international distribution agreement with a leading European distributor of consumer electronics. We incurred approximately $0.4 million and $0.8 million of restructuring and restructuring-related costs during the three and six months ended June 30, 2008, respectively, consisting primarily of severance pay and consulting fees. As of June 30, 2008, $0.1 million of these expenses remained unpaid and are included in accrued liabilities on our consolidated balance sheet. We expect to incur approximately $0.9 million of additional restructuring and restructuring-related costs during the second half of 2008.
     We have also decided to exit the mobile video product category. The decision was based on the continued weakness in this lower margin category, increased OEM competition, and the desire to focus attention on higher margin product categories. We are currently in the process of selling through our existing inventory and expect to be fully exited from the category by the end of 2008. Although we expect that sales in this category will continue to decline, due to the relatively lower margins than our other security and entertainment products, we do not expect to incur a material impact on our operating results, cash flows, or financial position.
Results of Operations
     As discussed in “Critical Accounting Policies and Estimates” above, beginning in the first quarter of 2008, we reported satellite radio sales on a net basis in accordance with EITF 99-19. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, we have not recast prior period satellite radio sales as the change in presentation is not considered a change in accounting principle but is the application of the same principle to facts and circumstances that are different from those prior to January 1, 2008. For comparison and discussion purposes, we provide sales and cost information on a gross basis for the three and six months ended June 30, 2008 in the tables below. Although not in accordance with generally accepted accounting principles in the United States (GAAP), we believe this information is informative as to the level of our satellite radio business, provides increased transparency, and presents our satellite radio sales on a basis comparable to prior periods and to our security and entertainment sales. The tables below present reconciliations of non-GAAP gross sales to net sales for the three and six months ended June 30, 2008.

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

	As Reported	Reclassification	Non-GAAP	As Reported
	Three Months Ended	Three Months Ended	Three Months Ended
	June 30,	June 30,	June 30,
	2008	2008	2008	2007
Sales:
Security and entertainment product sales, net	$50,974	$—	$50,974	$57,912
Satellite radio product sales, net	4,543	16,168	20,711	27,722

Net product sales	55,517	16,168	71,685	85,634

Royalty and other revenues related to security and entertainment products	3,335	—	3,335	984
Other revenues related to satellite radio products	21	—	21	112

Royalty and other revenues	3,356	—	3,356	1,096

Net sales	$58,873	$16,168	$75,041	$86,730

Cost of sales:
Cost of security and entertainment sales	27,331	—	27,331	34,052
Cost of satellite radio sales	—	16,168	16,168	24,299

Total cost of sales	$27,331	$16,168	$43,499	$58,351

Security and entertainment gross profit, including royalty and other revenue	$26,978	—	$26,978	$24,844
Satellite radio gross profit, including other revenue	4,564	—	4,564	3,535

Consolidated gross profit	$31,542	$—	$31,542	$28,379

Security and entertainment gross profit margin	49.7%	—	49.7%	42.2%
Satellite radio gross profit margin	—	—	22.0%	12.7%
Consolidated gross profit margin	53.6%	—	42.0%	32.7%
Net Sales
     Prior to the second quarter of 2007, for customers that did not arrange for their own shipping, we recognized revenue upon delivery to the customer as we held outbound shipping insurance and it was determined that the risk of ownership had not transferred to the customer until the product was delivered. As of June 30, 2007, we no longer insured our shipments. Rather, all products shipped were insured by the customer. Accordingly, during the second quarter of 2007, for customers with FOB shipping point terms, we began to recognize revenue at the time of shipment. Due to this change, net revenues during the second quarter of 2007 included a one-time increase of approximately $3.2 million.
     Effective January 1, 2008, as a result of our amended distribution agreement with SIRIUS, which significantly lowered our risks, principally those associated with product returns, we began reporting our sales of satellite radio products on a net basis as described in “Critical Accounting Policies and Estimates” above. This change in presentation resulted in reported satellite radio sales, net of $16.2 million in direct costs, of $4.5 million for the second quarter of 2008. The change in the application of our accounting policy did not affect our reported gross profit, operating income, or net income. On a non-GAAP basis, our satellite radio product sales, net of rebates, for the second quarter of 2008 were $20.7 million, a 25.3% decrease compared with net sales of $27.7 million for the second quarter of 2007. Of the $7.0 million decrease, $0.2 million is attributable to the change in timing of revenue recognition in 2007 as discussed above. The remainder of the decrease was partially attributable to a company-initiated plan and a new arrangement with SIRIUS to reduce sales to Sirius.com as these sales carried lower than average margins and required high working capital. Additionally, consumer demand for satellite radio was lower in the second quarter of 2008 compared with the second quarter of 2007, particularly related to Father’s Day gift giving, which has historically been a demand driver for the purchase of satellite radio receivers.
     Our net security and entertainment product sales totaled $51.0 million for the three months ended June 30, 2008 compared with

$57.9 million for the three months ended June 30, 2007. Of the $6.9 million decrease, $3.0 million is attributable to the change in timing of revenue recognition in 2007 as discussed above. Excluding the decrease attributable to the change in timing of revenue recognition, security and entertainment product sales decreased by $3.9 million, or 7.1%. Strong sales of Polk Audio products, as well as security products to Best Buy and Circuit City, were more than offset by overall consumer weakness in our industry in many regions of the United States.
     Our royalty and other revenues totaled $3.4 million for the three months ended June 30, 2008 compared with $1.1 million for the three months ended June 30, 2007. The increase is due to incremental royalty payments totaling $2.7 million related to two patent licensing agreements that we entered into during the quarter ended June 30, 2008.
     With the change in our satellite radio sales reporting method, our total GAAP net sales decreased to $58.9 million for the three months ended June 30, 2008 compared with $86.7 million for the three months ended June 30, 2007.
Gross Profit and Income from Operations
     Our consolidated gross profit totaled $31.5 million for the three months ended June 30, 2008 compared with $28.4 million for the three months ended June 30, 2007, a $3.1 million increase, or 10.9%. The increase was primarily due to the $2.7 million of one-time royalty revenue earned during the second quarter of 2008. Our consolidated GAAP gross profit margin increased from 32.7% for the three months ended June 30, 2007 to 53.6% for the three months ended June 30, 2008. This increase is primarily due to the change in presentation of our satellite radio products to a net basis in the current year, an increase in royalty revenue, and a reduction in our warranty and returns expense primarily associated with our improved satellite radio distribution agreement.
     Our gross profit margin on security and entertainment product sales increased from 42.2% for the three months ended June 30, 2007 to 49.7% for the three months ended June 30, 2008. The increase is due to one-time royalty revenue, lower warranty and returns costs, and strategic price increases during the quarter ended June 30, 2008.
     On a non-GAAP basis, our gross profit margin on satellite radio sales increased from 12.7% for the three months ended June 30, 2007 to 22.0% for the three months ended June 30, 2008. The increase was primarily attributable to a $1.4 million reduction of our warranty accrual and allowance for sales returns related to the reduction in our risk associated with satellite radio product returns as a result of our amended distribution agreement with SIRIUS. Excluding these reductions, our non-GAAP gross profit margins increased from 12.7% for the three months ended June 30, 2007 to 15.8% for the three months ended June 30, 2008 due to an improved customer mix.
     Our consolidated gross profit margin on a non-GAAP basis increased from 32.7% for the three months ended June 30, 2007 to 42.0% for the three months ended June 30, 2008. In addition to the reasons above, the increase was due to a change in product sales mix of increased sales of higher margin security and entertainment products.
     Operating expenses increased by approximately $2.1 million, or 10.0%, to $23.2 million for the three months ended June 30, 2008 compared with $21.1 million for the three months ended June 30, 2007. The increase was due to $0.7 million in outbound shipping principally related to higher fuel prices, $0.5 million related to our May 2007 acquisition of Trilogix, and $0.4 million in restructuring charges related to workforce right-sizing initiatives and the closure of our UK office. The increase was also partially attributable to the reduction of our bonus expense during the second quarter of 2007 as it became clear that company performance criteria would not be met.
Interest Expense
     Net interest expense decreased approximately $0.7 million, or 10.8%, to $6.0 million for the three months ended June 30, 2008 compared with $6.7 million for the three months ended June 30, 2007. The decrease is primarily due to lower levels of outstanding debt on our senior credit facility in the current quarter. Outstanding debt as of June 30, 2008 totaled $258.6 million, a $69.1 million decrease compared with outstanding debt of $327.7 million as of June 30, 2007. As of June 30, 2008, we had no amounts drawn on our revolving loan compared with $24.0 million as of June 30, 2007. This decrease was partially offset by a non-cash write-off of $0.1 million of unamortized debt issuance costs related a $3.0 million prepayment on the outstanding principal of our senior notes during the second quarter of 2008.
Provision for (benefit from) Income Taxes

     Our effective tax rate was 55.9% for the three months ended June 30, 2008 compared with 97.8% for the three months ended June 30, 2007. The rate reduction compared with the prior year is due to the fixed tax impact of certain discrete items in relation to our income before taxes. Our $1.3 million provision for income taxes for the three months ended June 30, 2008 is the result of the application of a 37.7% tax rate to our year-to-date normal, recurring operations, which resulted in a $0.1 million tax benefit offset by a $1.4 million expense related to discrete items. These discrete items primarily related to recognition of one-time royalty revenues and to shortfalls on delivered restricted stock units during the three months ended June 30, 2008. The shortfalls on restricted stock units occur when the actual tax deduction realized based on the delivery of restricted stock units is less than the previously recognized compensation expense related to the granting of restricted stock units. Because the tax expense associated with the shortfalls is a fixed component of our tax expense with no corresponding income recognized in earnings before taxes, our effective tax rate for the three months ended June 30, 2008 is significantly higher than the 37.7% applied to normal, recurring operations.
     Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

	As Reported	Reclassification	Non-GAAP	As Reported
	Six Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,
	2008	2008	2008	2007
Sales:
Security and entertainment product sales, net	$108,006	$—	$108,006	$119,294
Satellite radio product sales, net	7,258	31,033	38,291	43,174

Net product sales	115,264	31,033	146,297	162,468

Royalty and other revenues related to security and entertainment products	4,040	—	4,040	2,044
Other revenues related to satellite radio products	117	—	117	151

Royalty and other revenues	4,157	—	4,157	2,195

Net sales	$119,421	$31,033	$150,454	$164,663

Cost of sales:
Cost of security and entertainment sales	58,475	—	58,475	67,347
Cost of satellite radio sales	—	31,033	31,033	37,303

Total cost of sales	$58,475	$31,033	$89,508	$104,650

Security and entertainment gross profit, including royalty and other revenue	$53,571	—	$53,571	$53,991
Satellite radio gross profit, including other revenue	7,375	—	7,375	6,022

Consolidated gross profit	$60,946	$—	$60,946	$60,013

Security and entertainment gross profit margin	47.8%	—	47.8%	44.5%
Satellite radio gross profit margin	—	—	19.2%	13.9%
Consolidated gross profit margin	51.0%	—	40.5%	36.4%
Net Sales
     Effective January 1, 2008, as a result of our amended distribution agreement with SIRIUS, which significantly lowered our risks, principally those associated with product returns, we began reporting our sales of satellite radio products on a net basis as described in “Critical Accounting Policies and Estimates” above. This change in presentation, which was required by GAAP, resulted in reported satellite radio sales, net of $31.0 million in direct costs, of $7.3 million for the six months ended June 30, 2008. The change in the application of our accounting policy did not affect our reported gross profit, operating income, or net loss. On a non-GAAP basis, our net satellite radio product sales for the first half of 2008 would have been $38.3 million, an 11.3% decrease compared with net sales of $43.2 million for the first half of 2007. Of the $4.9 million decrease, $0.2 million is attributable to the change in timing of revenue recognition in 2007 as discussed above. The remainder of the decrease is attributable to reduced sales to Sirius.com and lower consumer demand in the current year.
     Our net security and entertainment product sales totaled $108.0 million for the six months ended June 30, 2008 compared with $119.3 million for the six months ended June 30, 2007. Of the $11.3 million decrease, $3.0 million is attributable to the change in timing of revenue recognition in 2007 as discussed above. Excluding the decrease attributable to the change in timing of revenue recognition, security and entertainment product sales decreased by $8.3 million, or 7.1%. Strong first quarter growth of our Definitive Technology product sales and second quarter sales related to the initial shipments of our Polk Audio products to Best Buy were more than offset by slower sales across our security and entertainment product categories due to overall consumer weakness in many regions of the United States.
     Our royalty and other revenues totaled $4.2 million for the six months ended June 30, 2008 compared with $2.2 million for the six months ended June 30, 2007. The increase is due to incremental royalty payments totaling $2.7 million related to two patent licensing agreements that we entered into during the quarter ended June 30, 2008.
     With the change in our satellite radio sales reporting method, our total GAAP net sales decreased to $119.4 million for the six months ended June 30, 2008 compared with $164.7 million for the six months ended June 30, 2007.
Gross Profit and Income from Operations
     Our consolidated gross profit totaled $61.0 million for the six months ended June 30, 2008 compared with $60.0 million for the six months ended June 30, 2007, a $1.0 million increase. The increase was primarily due to the $2.7 million of one-time royalty revenue earned during the quarter ended June 30, 2008 partially offset by lower net sales. Our consolidated GAAP gross profit margin increased from 36.4% for the six months ended June 30, 2007 to 51.0% for the six months ended June 30, 2008. This increase is primarily due to the change in presentation of our satellite radio products to a net basis in the current year, an increase in royalty revenue, and a reduction in our warranty and returns expense.
     Our gross profit margin on security and entertainment product sales increased from 44.5% for the six months ended June 30, 2007 to 47.8% for the six months ended June 30, 2008. The increase is due to one-time royalty revenue, lower warranty costs, strategic price increases, and a decrease in our allowance for sales returns during the six months ended June 30, 2008.
     On a non-GAAP basis, our gross profit margin on satellite radio sales increased from 13.9% for the six months ended June 30, 2007 to 19.2% for the six months ended June 30, 2008. The increase was primarily attributable to a one-time reduction of $1.4 million in our warranty and sales returns reserves related to the reduction in our risk associated with satellite radio product returns as a result of our amended distribution agreement with SIRIUS. Excluding the reduction in these reserves, our non-GAAP gross profit margins increased from 13.9% for the six months ended June 30, 2007 to 15.3% for the six months ended June 30, 2008 due to an improved customer mix.
     As a result of the increases in both our security and entertainment and satellite radio gross profit margins, our consolidated gross profit margin on a non-GAAP basis increased from 36.4% for the six months ended June 30, 2007 to 40.5% for the six months ended June 30, 2008.
     Operating expenses decreased by approximately $1.7 million, or 3.4%, to $48.4 million for the six months ended June 30, 2008 compared with $50.1 million for the six months ended June 30, 2007. The decrease was primarily due to the reduction in our provision for litigation. During the first half of 2007, we had accrued $5.1 million for legal fees and settlement expense related to patent litigation. This reduction was partially offset by increases in our comparative bonus accrual, operating expenses related to our May 2007 acquisition of Trilogix, restructuring charges associated with the right-sizing of our workforce and the closure of our UK office, and increases in distribution costs related to increased fuel prices.
Interest Expense
     Net interest expense decreased approximately $1.5 million, or 10.9%, to $12.2 million for the six months ended June 30, 2008 compared with $13.7 million for the six months ended June 30, 2007. The decrease is primarily due to lower levels of outstanding debt on our senior credit facility in the current year. Outstanding debt as of June 30, 2008 totaled $258.6 million, a $69.1 million decrease compared with outstanding debt of $327.7 million as of June 30, 2007. As of June 30, 2008, we had no amounts drawn on our revolving loan compared with $24.0 million as of June 30, 2007. This decrease in interest expense was partially offset by non-cash write-offs totaling $0.2 million of unamortized debt issuance costs related a second quarter $3.0 million prepayment on the outstanding principal of our senior notes and the first quarter amendment to our senior credit facility.
Provision for (benefit from) Income Taxes

     Our effective tax rate was 277.2% for the six months ended June 30, 2008 compared with a tax benefit rate of 26.5% for the six months ended June 30, 2007. The rate change compared with the prior year is due to the fixed tax impact of certain discrete items in relation to our income (loss) before taxes. Our $0.9 million provision for income taxes for the six months ended June 30, 2008 is the result of the application of a 37.7% tax rate to normal, recurring operations, which resulted in a $0.9 million tax benefit offset by a $1.8 million expense related to discrete items. These discrete items primarily related to recognition of one-time royalty revenues and to shortfalls on delivered restricted stock units. The shortfalls on restricted stock units occur when the actual tax deduction realized based on the delivery of restricted stock units is less than the previously recognized compensation expense related to the granting of restricted stock units. Because the tax expense associated with the shortfalls is a fixed component of our tax expense with no corresponding income recognized in earnings before taxes, our effective tax rate for the six months ended June 30, 2008 is significantly higher than the 37.7% applied to normal, recurring operations. Our 2008 annual effective tax rate is expected to be approximately 50%.
Liquidity and Capital Resources
     Our principal uses of cash are for operating expenses, working capital, servicing long-term debt, capital expenditures, acquisitions, and payment of income taxes. Historically, we have financed these requirements from internally generated cash flow and borrowings from our credit facility. Due to our business model, our capital expenditures are generally low. As a result of seasonal demand, our receivables and payables typically peak near the end of the year due to high fourth quarter volume and are typically reduced in the first half of the year. We believe, based on our current revenue levels, that our existing and future cash flows from operations, together with borrowings available under our revolving credit facility, will be sufficient to fund our working capital needs, capital expenditures, and interest and principal payments as they become due under the terms of our senior credit facility for the foreseeable future.
     Net cash provided by operating activities was approximately $20.5 million for the six months ended June 30, 2008, compared with approximately $31.1 million for the six months ended June 30, 2007, a decrease of $10.6 million. This decrease is primarily due to lower working capital in December 2007 compared with December 2006 that converted into cash in the first half of the following year. The difference between our year-to-date 2008 operating cash flow and our $0.6 million net loss was primarily attributable to a decrease of $30.4 million in our accounts receivable, partially offset by a decrease of $18.8 million in our accounts payable and accrued liabilities, and an increase of $2.4 million in our inventories. The decreases in accounts receivable, accounts payable, and accrued liabilities were related to the seasonality of our business as well as improved working capital management. The increase in inventory levels was primarily due to the introduction of new home audio products as well as slower than expected sales due to overall consumer weakness in our industry.
     Net cash used in investing activities was approximately $1.9 million for the six months ended June 30, 2008 compared with $12.2 million for the six months ended June 30, 2007. The decrease occurred primarily due to our acquisition of a security and remote start company in May 2007.
     Net cash used in financing activities was approximately $10.2 million for the six months ended June 30, 2008 as we paid down our revolving loan, prepaid $3.0 million of our outstanding term debt, and paid fees in connection with the amendment of our senior credit facility. As of June 30, 2008, we had no amounts drawn on our revolving loan compared with $4.0 million and $24.0 million as of December 31, 2007 and June 30, 2007, respectively.
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
     Our credit agreement provides for senior notes in an aggregate principal amount equal to $306.8 million, plus a revolving loan in a maximum principal amount of $60.0 million, of which $50.0 million is available all year with an additional $10.0 million available from October through February due to the seasonality of our business. The revolving loan will mature on September 22, 2012 and the senior notes will mature on September 22, 2013. An incremental loan facility is available to us in an aggregate amount up to $75.0 million, provided that (i) no default or event of default shall have occurred and be continuing, and (ii) we are in compliance with all covenants contained in the amended credit agreement. Our senior credit facility contains certain affirmative and negative covenants related to indebtedness, leverage and fixed charges coverage, and restrictions against paying cash dividends without the lenders’ consent. In the second quarter of 2008, we prepaid $3.0 million of our outstanding debt. As a result, we do not have required principal payments until September 2009, at which time principal is payable in quarterly installments of $0.7 million, with balloon payments of $5.9 million on December 31, 2009 and $11.1 million on December 31, 2010, 2011, and 2012, with the final installment of the total principal due on September 22, 2013. We expect to refinance or extend our senior credit facility prior to September 22, 2013, but we may not be able to obtain such refinancing on acceptable terms or at all. The revolving loan and incremental loan facility may be used for working capital requirements, general corporate purposes, and certain permitted acquisitions. As of June 30, 2008, the balance of the senior notes was $258.6 million and we had no amounts drawn on our revolving credit facility.
     We were in compliance with all the covenants related to our indebtedness as of June 30, 2008. Based upon current earnings and working capital forecasts for 2008, we believe we will continue to remain in compliance with such covenants. In the event that our earnings or working capital fall short of our forecasts, it is possible that we would fail to comply with certain leverage ratio requirements of our senior credit facility. Under the terms of our senior credit facility, such failure would constitute an event of default. Upon the occurrence of an event of default, our lenders could prohibit additional borrowings under our revolving line of credit and could call due all amounts then outstanding.
     In the future, we may be required to seek additional sources of liquidity such as a larger revolving credit facility or by entering into a permitted receivables financing arrangement as defined by our lending agreement. Our ability to use operating cash flow to increase our growth is limited by requirements in our credit agreement to repay debt with excess cash flow as defined therein.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We do not expect that SFAS No. 141R will have a material impact on our previous acquisitions. The impact on our consolidated financial statements will depend upon the nature, terms, and size of acquisitions we consummate after the effective date.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of SFAS No. 161 on our consolidated financial statements.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP No. FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets will be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. We are currently evaluating this guidance but do not expect it to have a significant impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk

     Our exposure to interest rate risk is primarily the result of borrowings under our existing senior credit facility. At June 30, 2008, $258.6 million was outstanding under our senior credit facility. Borrowings under our senior credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are affected by changes in market interest rates on these borrowings. As required by our credit agreement, we entered into an interest rate swap agreement in January 2007 to fix the interest rate on a portion of our term loans. Pursuant to that agreement, the interest rate on an aggregate of $153.0 million of our senior debt is fixed at 5.04% until January 4, 2010. The interest rate swap is recorded at its fair value on our balance sheet. Changes in the fair value of the swap are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet. See Notes 2 and 5 to our Consolidated Financial Statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.
     A 1% increase in interest rates would result in additional annual interest expense of $1.1 million on our senior credit facility, assuming no revolving credit borrowings and considering the fixed rate on $153.0 million of our debt related to our interest rate swap.
Foreign Currency Exchange Risk
     Our revenues and purchases are predominantly in U.S. Dollars. We account for a portion of our costs in our Canadian subsidiaries and our UK and Hong Kong offices, such as payroll, rent, and indirect operating costs, in foreign currencies. Fluctuations in foreign currency exchange rates could affect our sales, cost of sales, and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and could cause losses to our contract manufacturers, which could ultimately increase our product costs from these suppliers. We do not currently use derivative instruments to hedge against this risk. We also collect a portion of our revenue in non-U.S. currencies, primarily Canadian Dollars. On a limited basis, we use forward contracts that are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to hedge the impact of the variability in exchange rates on a portion of accounts receivable and collections denominated in Canadian Dollars. As of June 30, 2008 we did not have any derivative instruments to hedge against this risk. As we plan to expand internationally, we may enter into additional derivative financial instruments in the future. We generally do not hedge the net assets of our international subsidiaries. We do not enter into derivative contracts for trading or speculative purposes.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, we are involved in litigation and proceedings in the ordinary course of our business. We are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business or financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2008 Annual Meeting of Shareholders was held on June 19, 2008 for the purpose of electing four directors to serve for three-year terms expiring in 2011, to approve an amendment to our 2005 Incentive Compensation Plan in order to increase the number of shares available for issuance under the plan to 4,750,000, and to approve an amendment to our Articles of Incorporation to change our corporate name from Directed Electronics, Inc. to DEI Holdings, Inc.
     The following nominees were elected to our Board of Directors to serve for a three-year term expiring 2011:

Nominee	Votes in Favor	Withheld
Troy D. Templeton	16,317,878	3,569,552
James E. Minarik	19,471,182	416,248
Edmond S. Thomas	19,443,705	443,725
Andrew D. Robertson	19,412,575	474,855
     The following directors’ terms of office continued after the 2008 Annual Meeting of Shareholders: Jon E. Elias, Darrell E. Issa, Seth R. Johnson, Kevin B. McColgan, Victor J. Orler, and S. James Spierer.
     An amendment to our 2005 Incentive Compensation Plan that increases the number of shares available for issuance under the plan to 4,750,000 was voted upon and approved by our shareholders as follows:

Votes in Favor	Votes Against	Abstained	Broker Non-Votes
10,613,556	3,874,670	112,566	5,286,638
     An amendment to our Articles of Incorporation to change our corporate name from Directed Electronics, Inc. to DEI Holdings, Inc. was voted upon and approved by our shareholders as follows:

Votes in Favor	Votes Against	Abstained	Broker Non-Votes
19,617,710	106,235	129,431	34,054
Item 5. Other Information
     On August 4, 2008, we entered into an employment agreement with Kevin P. Duffy, our executive vice president and chief financial officer.
     The employment agreement provides for Mr. Duffy to receive an annual base salary of $325,000. Mr. Duffy’s base salary will be reviewed annually for additional merit increases and may, at the discretion of our board of directors, be increased at any time. Mr. Duffy is also eligible to earn an annual bonus under our executive bonus plan based upon the achievement of certain performance objectives established by the compensation committee of our board of directors, and to receive equity compensation as determined by our board of directors or compensation committee.
     As part of Mr. Duffy’s compensation package, we will provide Mr. Duffy (i) the right to participate in all medical and hospitalization, group life insurance, retirement, and other fringe benefit plans as may from time to time be provided to our executives, (ii) up to four weeks paid vacation per year, (iii) reimbursement for reasonable business expenses and expenses incurred in attending trade association meetings and shows, and (iv) an annual year-end payment of $5,000 pursuant to a deferred compensation plan previously established for Mr. Duffy’s benefit.
     Pursuant to the employment agreement, Mr. Duffy’s employment will continue until the first to occur of (i) August 4, 2011, (ii) Mr. Duffy’s voluntary resignation other than for “good reason” (as defined in the employment agreement), (iii) our board of directors determines to terminate Mr. Duffy’s employment for “cause” (as defined in the employment agreement), (iv) our board of directors determines that Mr. Duffy’s employment is no longer in the best interest of our company, (v) Mr. Duffy resigns for “good reason,” (vi) the date of Mr. Duffy’s death, or (vii) Mr. Duffy’s employment is terminated due to his “disability” (as defined in the employment agreement).
     If, as a result of or following a “change of control” (as defined in employment agreement), Mr. Duffy’s employment is terminated without cause or Mr. Duffy resigns for good reason, Mr. Duffy is entitled to receive his base salary for a period of 18 months from the date of termination or resignation. If Mr. Duffy’s employment is terminated without cause or Mr. Duffy resigns for good reason, in each case other than as a result of or following a change of control, Mr. Duffy is entitled to receive his base salary for a period of 12 months. If, as of August 4, 2011, we and Mr. Duffy have not either extended his employment period or entered into a new employment agreement, we have agreed to pay Mr. Duffy his base salary for a period of 12 months (provided that Mr. Duffy has given notice to the board of directors of the expiration of the employment agreement at least 90 days but not more than 180 days prior to its expiation and the company has failed to negotiate in good faith with Mr. Duffy for such extension or new employment agreement.) Additionally, during the period in which Mr. Duffy receives any severance payments under the employment agreement, we will arrange to provide Mr. Duffy with benefits substantially similar to the life, disability, accident and group health insurance plans or other similar plans in which he was participating immediately prior to his termination.
     The foregoing description of the employment agreement is only a summary and is qualified in its entirety by reference to the full text of the employment agreement, which is attached hereto as Exhibit 10.35 and is hereby incorporated by reference into this Item 5.
Item 6. Exhibits.

10.35	Employment Agreement by and between the Registrant and Kevin P. Duffy, dated as of August 4, 2008

31.1	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Executive Officer

31.2	Rule 13a-l4(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEI HOLDINGS, INC.
(Registrant)
Date: August 5, 2008	By:	/s/ James E. Minarik
	Name:	James E. Minarik
	Title:	President and Chief Executive Officer

Date: August 5, 2008	By:	/s/ Kevin P. Duffy
	Name:	Kevin P. Duffy
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
10.35	Employment Agreement by and between the Registrant and Kevin P. Duffy, dated as of August 4, 2008

31.1	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Executive Officer

31.2	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer