Form 10-Q
period 2008-09-30
DEI Holdings, Inc.
filed 2008-11-05
CIK 1323630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 3, 2008, there were outstanding 25,552,279 shares of the registrant’s common stock, par value $.01 per share.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
DEI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$9,052	$4,760
Accounts receivable, net of allowance for doubtful accounts of $1,711 and $1,521 at September 30, 2008 and December 31, 2007, respectively	58,679	77,366
Inventories	79,109	64,219
Income taxes receivable	5,905	9,783
Prepaid expenses and other current assets	4,324	7,115
Deferred tax assets	6,038	6,038

Total current assets	163,107	169,281
Property and equipment, net	7,473	7,353
Intangible assets, net	151,736	157,265
Other assets	7,001	6,535

Total assets	$329,317	$340,434

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$48,636	$44,814
Accrued liabilities	22,738	28,527
Current portion of senior notes payable	667	2,669

Total current liabilities	72,041	76,010
Revolving loan	—	4,000
Senior notes, less current portion	257,924	260,257
Deferred tax liabilities	10,114	8,864
Other liabilities	3,284	5,201

Total liabilities	343,363	354,332

Commitments and contingencies (Note 10)
Shareholders’ deficit:
Common stock, $0.01 par value:
Authorized shares — 100,000; issued and outstanding shares — 25,531 and 25,420 at September 30, 2008 and December 31, 2007, respectively	255	254
Paid-in capital	115,469	114,674
Accumulated other comprehensive income (loss)	(198)	1,257
Accumulated deficit	(129,572)	(130,083)

Total shareholders’ deficit	(14,046)	(13,898)

Total liabilities and shareholders’ deficit	$329,317	$340,434

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Sales:
Security and entertainment product sales, net	$58,753	$65,998	$166,759	$185,292
Satellite radio product sales, net of $14,879 and $45,912 of cost for the three and nine months ended September 30, 2008, respectively (Note 2)	2,253	17,463	9,511	60,637
Royalty and other revenue	838	1,029	4,995	3,224

Net sales	61,844	84,490	181,265	249,153

Cost of sales:
Cost of security and entertainment sales	32,846	37,668	91,321	105,015
Cost of satellite radio sales (Note 2)	—	17,234	—	54,537

Total cost of sales	32,846	54,902	91,321	159,552

Gross profit	28,998	29,588	89,944	89,601

Operating expenses:
Selling, general and administrative	19,986	23,084	65,625	65,676
Amortization of intangibles	1,360	1,255	4,099	3,662
Provision for litigation	—	—	—	5,074

Total operating expenses	21,346	24,339	69,724	74,412

Income from operations	7,652	5,249	20,220	15,189

Other income (expense):
Interest expense	(5,745)	(6,717)	(18,099)	(20,614)
Interest income	32	58	147	262

Income (loss) before provision for (benefit from) income taxes	1,939	(1,410)	2,268	(5,163)
Provision for (benefit from) income taxes	845	(158)	1,757	(1,154)

Net income (loss)	$1,094	$(1,252)	$511	$(4,009)

Net income (loss) per common share:
Basic	$0.04	$(0.05)	$0.02	$(0.15)

Diluted	$0.04	$(0.05)	$0.02	$(0.15)

Weighted average number of common shares:
Basic	25,803	25,904	25,830	25,929

Diluted	25,812	25,904	25,845	25,929

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income (loss)	$511	$(4,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,293	7,147
Non-cash interest expense	1,284	911
Non-cash stock-based compensation	935	657
Deferred taxes	1,250	(98)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	18,310	92,039
Inventories	(15,417)	50,824
Prepaid expenses and other current assets	2,762	3,909
Accounts payable	4,097	(86,726)
Accrued liabilities	(5,779)	(16,970)
Income taxes receivable	3,838	(7,072)
Other	(1,469)	1,621

Net cash provided by operating activities	17,615	42,233

Investing activities
Purchases of property and equipment	(2,420)	(2,178)
Acquisitions of businesses, net of cash acquired	—	(11,066)

Net cash used in investing activities	(2,420)	(13,244)

Financing activities
Proceeds from revolving loan	29,000	74,500
Payments on senior notes and revolving loan	(37,335)	(106,801)
Debt amendment fees	(1,823)	(1,011)
Payments received on shareholder loan	—	7

Net cash used in financing activities	(10,158)	(33,305)

Net effect of exchange rates on cash	(745)	(84)

Increase (decrease) in cash and cash equivalents	4,292	(4,400)
Cash and cash equivalents at beginning of period	4,760	9,861

Cash and cash equivalents at end of period	$9,052	$5,461

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DEI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
Revenue Recognition
     Pursuant to the Company’s April 2005 agreement with SIRIUS, as amended in July and November 2007, the Company has exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to its existing U.S. retailer customer base. The Company recognizes these revenues in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The November 2007 amendment, which was effective as of January 1, 2008, provided for or amended existing terms relating to product sourcing and pricing, product returns, and product warranties. The Company further amended its agreement with SIRIUS in April 2008 to extend the term of the agreement through January 31, 2009. Prior to the effective date of the November 2007 amendment, the Company accounted for the proceeds received for sales of SIRIUS-related hardware products as revenue on a gross basis, as the Company determined that it was the principal in the transaction. The November 2007 amendment significantly reduced the Company’s exposure to economic losses resulting from inventory obsolescence, sales returns, and the fulfillment of warranty obligations related to satellite radio products. In exchange for SIRIUS bearing these risks, the Company has agreed to a reduced inventory margin, as defined in the agreement, on sales of satellite radio products. Accordingly, the Company has determined that it is no longer the principal in the transaction and, starting on January 1, 2008, satellite radio revenues are reported on a net basis based on the gross amounts billed to customers less (i) amounts paid to suppliers, (ii) rebates and discounts, and (iii) other direct costs. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, the Company has not recast prior period satellite radio sales to conform with the current period’s presentation as the change in presentation is not the result of a change in accounting principle but the application of the same principle to new facts and circumstances that are different from those prior to January 1, 2008. For the three months ended September 30, 2008, gross billings and direct costs for satellite radio products were $17,132 and $14,879, respectively. For the nine months ended September 30, 2008, gross billings and direct costs for satellite radio products were $55,423 and $45,912, respectively.

DEI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited and in thousands, except per share amounts)
     Fair Value Measurement
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
     As of September 30, 2008, the Company’s financial assets and liabilities requiring measurement at fair value on a recurring basis included a money market fund and two derivative financial instruments. The fair values are determined based on the application of valuation techniques contemplated within SFAS No. 157, which specifies a hierarchy of inputs to valuation techniques used to measure fair value. The levels of the hierarchy are broadly defined as follows: Level 1 — quoted prices for identical assets or liabilities, Level 2 — quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-based valuations in which significant inputs are corroborated by observable market data, and Level 3 — valuation techniques in which significant inputs are unobservable.
     The fair value of the Company’s money market fund, which is included in cash and cash equivalents on the consolidated balance sheet, is derived from quoted prices available in an active market. The Company has determined such input to be a Level 1 measurement as defined previously. The fair values of the Company’s derivative financial instruments discussed in Note 5 are derived from quotes from observable market data. The Company has determined such input to be a Level 2 measurement as defined above.
     The Company’s financial assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at September 30, 2008 were as follows:

	Fair Value Measurements at September 30, 2008 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market fund	$561	$—	$—	$561

Liabilities
Derivatives	$—	$3,586	$—	$3,586
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and

DEI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited and in thousands, except per share amounts)
measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company does not expect that SFAS No. 141R will have a material impact on its previous acquisitions. The impact on the Company’s consolidated financial statements will depend upon the nature, terms, and size of acquisitions consummated, if any, after the effective date.
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
3. Warranty Liability
     The Company records a reserve for product warranties at the time revenue is recognized. The Company offers warranties of various lengths depending upon the specific product. Where applicable, the Company returns to the manufacturer or receives credit from the manufacturer for defective security and entertainment products to the extent that it cannot repair or resell the refurbished product. Pursuant to the Company’s amended agreement with SIRIUS, the Company has the right to return defective satellite radio products to SIRIUS for which the Company is paid its original cost for such returns. The Company records an estimate for warranty related costs based upon historical product warranty return rates, materials usage, and service delivery costs incurred in correcting the product where applicable. During the three and nine months ended September 30, 2007, for both security and entertainment and satellite radio products, and during the three and nine months ended September 30, 2008 for security and entertainment products, the estimate for warranty related costs was recorded in cost of sales. Should actual product warranty return rates, materials usage, or service delivery costs differ from the historical rates, revisions to the estimated warranty reserve would be required. The warranty reserve is included in accrued liabilities on the consolidated balance sheet.
     The following is a summary of the changes to the balance of the warranty reserve:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Beginning balance	$4,554	$4,353	$4,248	$8,631
Increases in reserve	1,395	3,534	3,985	7,605
Costs charged against reserve	(1,327)	(3,995)	(3,611)	(12,344)

Ending balance	$4,622	$3,892	$4,622	$3,892

DEI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited and in thousands, except per share amounts)
4. Other Comprehensive Income (Loss)
     Comprehensive income (loss) consisted of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$1,094	$(1,252)	$511	$(4,009)
Other comprehensive income (loss):
Foreign currency translation effects	(876)	2,170	(1,827)	3,298
Unrealized gain (loss) on interest rate swap, net of tax	441	(1,544)	372	(1,097)

Comprehensive income (loss)	$659	$(626)	$(944)	$(1,808)

     Components of accumulated other comprehensive income (loss) consisted of the following:

	Sept. 30,	December 31,
	2008	2007
Foreign currency translation effects	$1,961	$3,788
Unrealized loss on interest rate swap, net of tax	(2,159)	(2,531)

Accumulated other comprehensive income (loss)	$(198)	$1,257

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
     For the three and nine months ended September 30, 2008 and 2007, the interest rate swap was highly effective, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, in offsetting cash flows of the hedged item and, thus, there is no impact on earnings due to hedge ineffectiveness. The fair value of the derivative contract at inception was zero. The Company records the derivative contract on its consolidated balance sheet at its fair value. The Company classifies the portion of the fair value that is related to cash flows that are expected to occur within the next 12 months as current with the remaining amount classified as non-current. The fair value of the derivative contract as of September 30, 2008 was a liability of $3,573, of which $2,838 was recorded as a current liability. The fair value of the derivative contract as of December 31, 2007 was a liability of $4,189, of which $1,848 was recorded as a current liability.
     The amount recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments was as follows:

	September 30, 2008	December 31, 2007
Beginning balance	$(2,531)	$—
Changes in fair value of derivatives	616	(4,189)
Deferred income tax provision	(244)	1,658

Ending balance	$(2,159)	$(2,531)

     From time to time, the Company enters into forward contracts that are derivative instruments to mitigate the impact of the variability in exchange rates on a portion of accounts receivable and collections denominated in Canadian Dollars. These derivative

DEI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited and in thousands, except per share amounts)
instruments are not designated as hedging instruments under SFAS No. 133. The derivative instruments are recorded at their fair value on the Company’s balance sheet with changes in the fair value recorded in operating expense in the period of the change. The fair value of the derivative as of September 30, 2008 was a liability of $13, which was recorded in accrued liabilities. The net loss recorded in earnings for contracts not designated as hedging instruments for the three and nine months ended September 30, 2008 was $13 and $92, respectively.
6. Stock-Based Compensation
     The Company’s 2005 Incentive Compensation Plan (“the 2005 Plan”) provides for the issuance of incentive stock options, stock appreciation rights, restricted stock, stock units, stock granted as a bonus or in lieu of another award, dividend equivalents or other stock-based awards or performance awards to executives, employees, officers, directors, consultants, and other persons who provide services to the Company. As of September 30, 2008, 2,208 shares remained available for grant under the 2005 Plan. At the Company’s Annual Meeting of Shareholders held on June 19, 2008, the Company’s shareholders approved an increase in the maximum number of shares of common stock available for issuance in connection with awards by 2,000 shares from 2,750 to 4,750.
     The Company reported stock-based compensation expense of $305 and $242 as a component of selling, general, and administrative expense in the consolidated statements of operations for the three months ended September 30, 2008 and 2007, respectively. The Company reported stock-based compensation expense of $935 and $657 as a component of selling, general, and administrative expense in the consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was approximately $2,269 of total unrecognized compensation cost related to unvested share-based awards granted. The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately two years.
     Stock options issued under the 2005 Plan are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option is equal to the price of the Company’s stock on the date of grant. As of September 30, 2008, there were options for an aggregate of 1,828 shares outstanding under the 2005 Plan. No options were granted or exercised and 37 options were forfeited during the three months ended September 30, 2008. Outstanding options as of September 30, 2008 had a weighted-average exercise price of $3.64 per share, had a weighted-average remaining contractual term of approximately 6 years, and had an aggregate intrinsic value of $0. An aggregate of 197 of the outstanding options were exercisable at September 30, 2008. The exercisable options had a weighted-average exercise price of $10.85 and had an aggregate intrinsic value of $0.
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

DEI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited and in thousands, except per share amounts)
     The following represents the reconciliation from basic shares to fully diluted shares for the respective periods.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Net income (loss)	$1,094	$(1,252)	$511	$(4,009)
Weighted average common shares outstanding — basic	25,803	25,904	25,830	25,929

Net income (loss) per common share — basic	$0.04	$(0.05)	$0.02	$(0.15)

Calculation of diluted net income (loss) per common share:
Weighted average common shares outstanding — basic	25,803	25,904	25,830	25,929
Dilutive effect of stock options	1	—	8	—
Dilutive effect of unvested RSUs	8	—	7	—

Weighted average common shares outstanding — diluted	25,812	25,904	25,845	25,929

Net income (loss) per common share — diluted	$0.04	$(0.05)	$0.02	$(0.15)

     The Company has excluded options and restricted stock units for an aggregate of 1,831 and 587 shares from the calculation of diluted net income (loss) per common share for the three months ended September 30, 2008 and 2007, respectively, because the effect of their inclusion would be antidilutive. The Company has excluded options and restricted stock units for an aggregate of 1,724 and 422 shares from the calculation of diluted net income (loss) per common share for the nine months ended September 30, 2008 and 2007, respectively, because the effect of their inclusion would be antidilutive.
8. Income Taxes
     The Company’s current estimated annual effective income tax rate that has been applied to normal, recurring operations for the nine months ended September 30, 2008 is 37.3%. The Company’s effective income tax expense rate was 43.6% and 77.5% for the three and nine months ended September 30, 2008, respectively. The effective tax rate for both the three and nine months ended September 30, 2008 differed from the Company’s estimated annual effective tax rate due to the impact of discrete items on the Company’s income before the provision for income taxes. These discrete items primarily related to shortfalls on restricted stock units delivered during 2008. The shortfalls occur when the actual tax deduction realized is less than the previously recognized compensation expense related to the restricted stock units.
     On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48, the Company recognized a $541 decrease to reserves for uncertain tax positions. This decrease was accounted for as an adjustment to the beginning balance of retained earnings. At the adoption date of January 1, 2007, the Company had $876 of unrecognized tax benefits, all of which would impact its effective income tax rate if recognized. At December 31, 2007 and September 30, 2008, the Company had $2,057 of unrecognized tax benefits, most of which would impact its effective income tax rate if recognized.
     The Company expects the change in the FIN 48 liability for unrecognized tax benefits to be less than $1,000 in the next 12 months and does not expect the changes to materially affect its operating results or financial position. The Company is subject to U.S. federal income tax as well as income tax in Canada, the United Kingdom, Hong Kong, China, and multiple state jurisdictions. The 2004 through 2006 tax years remain open to examination by major taxing jurisdictions to which the Company is subject.
     The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions as of September 30, 2008 and December 31, 2007 was $588 and $718, respectively.

DEI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited and in thousands, except per share amounts)
9. Related Parties
     Under an operating lease agreement for one of its distribution facilities and corporate headquarters, the Company made cash payments to a company owned by a Board member and shareholder of $475 and $461 during the three months ended September 30, 2008 and 2007, respectively. Under the operating lease agreement, the Company paid $1,586 and $1,534 during the nine months ended September 30, 2008 and 2007, respectively.
10. Commitments and Contingencies
     From time to time, the Company is involved in litigation and proceedings in the ordinary course of its business. The Company is not currently involved in any legal proceedings that it believes would have a material adverse effect on its business or financial condition.
11. Subsequent Events
     Since 2005, the Company has had exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to its existing U.S. retailer customer base. As previously disclosed, the term of the Company’s current distribution agreement extends through January 31, 2009. In October 2008, the Company and SIRIUS XM Radio, Inc (“SIRIUS”, f/k/a SIRUS Satellite Radio, Inc.) have agreed to allow the current distribution agreement to terminate on its own terms effective January 31, 2009. To facilitate the efficient transition and termination of the agreement, the Company and SIRIUS have agreed to a process and timeline relating to the wind-down of the relationship. Through January 31, 2009, the Company will continue to fulfill orders from its retailer customer base. In accordance with the timeline and process specified in the letter agreement, during the first quarter of 2009, on a prepayment basis, SIRIUS will purchase from the Company substantially all remaining SIRIUS-branded inventory and all such products returned to the Company by retailers at prices defined in the agreement. Effective February 1, 2009, SIRIUS, or its new distributor, will assume all cost and responsibility for any further product returns. The Company expects that the termination of its relationship with SIRIUS will have the effect of reducing consolidated net sales and gross profit dollars, increasing consolidated gross profit margin, and initially providing a net decrease in working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This report contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Overview
     Headquartered in Southern California, we are the parent company of some of the most respected brands in the consumer electronics industry. We are the largest designer and marketer in North America of premium home theater loudspeakers (sold under the Polk Audio® and Definitive Technology® brand names), and consumer-branded vehicle security and remote start systems (sold under the Viper®, Clifford®, Python®, Autostart®, and other brand names). We are also a supplier of mobile audio sold principally under both the Polk Audio and Orion brand names. We market our broad portfolio of products through many channels including leading national retailers and specialty chains throughout North America and around the world. Founded in 1982, we have approximately 470 employees and operations in California, Maryland, Canada, Europe, and Asia.
     We outsource all of our manufacturing activities to third parties located primarily in Asia. Our costs are largely driven by the prices negotiated with our suppliers. Our expenses are also impacted by such items as personnel, sales and marketing, distribution, and occupancy costs.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these consolidated financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, bad debts, inventories, long-lived assets, goodwill and other intangible assets, warranties, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     In addition to those described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, we believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements as of and for the three and nine months ended September 30, 2008.
     Revenue Recognition
     Pursuant to our April 2005 agreement with SIRIUS, as amended in July and November 2007, we have exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to our existing U.S. retailer customer base. We recognize these revenues in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The November 2007 amendment, which was effective as of January 1, 2008, provides for or amends existing terms relating to product sourcing and pricing, product returns, and product warranties. We further amended our agreement with SIRIUS in April 2008 to extend the term of the agreement through January 31, 2009. Prior to the effective date of the November 2007 amendment, we accounted for the proceeds received for sales of SIRIUS-related hardware products as revenue on a gross basis, as we determined that we were the principal in the transaction. The November 2007 amendment significantly reduced our exposure to economic losses resulting from inventory obsolescence, sales returns, and the fulfillment of warranty obligations related to satellite radio products. In exchange for SIRIUS bearing these risks, we have agreed to a reduced inventory margin, as defined in the agreement, on sales of satellite radio products. Accordingly, we have determined that we are no longer the principal in the transaction and, starting on January 1, 2008, satellite radio revenues are reported on a net basis based on the gross amounts billed to customers less (i) amounts paid to suppliers, (ii) rebates and discounts, and (iii) other direct costs. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, we have not recast prior period satellite radio sales to conform with the current period’s presentation as the change in presentation is not the result of a change in accounting principle but the application of the same principle to new facts and circumstances that are different from those prior to January 1, 2008. For the three months ended September 30, 2008, gross billings and direct costs for satellite radio products were $17.1 million and $14.9 million, respectively. For the nine months ended September 30, 2008, gross billings and direct costs for satellite radio products were $55.4 million and $45.9 million, respectively.
Restructuring Activities and Other Business Developments
     During 2008, we initiated a number of restructuring activities in order to achieve our goal of identifying and reducing costs on a company-wide basis. As previously announced, we retained an operations efficiency improvement consultant to assist us in developing a plan that we expect to result in cost savings of approximately $2 million in 2008 and $5 million on an annualized basis consisting of improvements in operating efficiency and staff reductions. Also included in this plan, we have integrated our four 2006 and 2007 Canadian acquisitions into one company in order to gain efficiencies and cost savings and have decided to change our distribution strategy in the United Kingdom market by ceasing operations at our branch in the United Kingdom and entering into an international distribution agreement with a leading European distributor of consumer electronics. We incurred approximately $0.6 million and $1.4 million of restructuring and restructuring-related costs during the three and nine months ended September 30, 2008, respectively, consisting primarily of severance pay and consulting fees. As of September 30, 2008, $0.1 million of these expenses remained unpaid and are included in accrued liabilities on our consolidated balance sheet.
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
     Since 2005, we have had exclusive rights to market and sell certain SIRIUS-branded satellite radio receivers and accessories to our existing U.S. retailer customer base. As previously disclosed, the term of our current distribution agreement extends through January 31, 2009. In October 2008, we and SIRIUS XM Radio, Inc (“SIRIUS”, f/k/a SIRIUS Satellite Radio, Inc.) have agreed to allow the current distribution agreement to terminate on its own terms effective January 31, 2009. To facilitate the efficient transition and termination of the agreement, we and SIRIUS have agreed to a process and timeline relating to the wind-down of the relationship. Through January 31, 2009, we will continue to fulfill orders from our retailer customer base. In accordance with the timeline and process specified in the letter agreement, during the first quarter of 2009, on a prepayment basis, SIRIUS will purchase from us substantially all remaining SIRIUS-branded inventory and all such products returned to us by retailers at prices defined in the agreement. Effective February 1, 2009, SIRIUS, or its new distributor, will assume all cost and responsibility for any further product returns. We expect that the termination of our relationship with SIRIUS will have the effect of reducing consolidated net sales and gross profit dollars, increasing consolidated gross profit margin, and initially providing a net decrease in working capital.
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

     To facilitate the discussion of our results of operations, the following table sets forth, for the periods indicated, our net sales and cost of sales information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales:
Security and entertainment product sales, net	$58,753	$65,998	$166,759	$185,292
Satellite radio product sales, net of $14,879 and $45,912 of cost for the three and nine months ended September 30, 2008, respectively	2,253	17,463	9,511	60,637

Net product sales	61,006	83,461	176,270	245,929
Royalty and other revenues related to security and entertainment products	821	873	4,861	2,917
Other revenues related to satellite radio products	17	156	134	307

Royalty and other revenues	838	1,029	4,995	3,224

Net sales	61,844	84,490	181,265	249,153

Cost of sales:
Cost of security and entertainment sales	32,846	37,668	91,321	105,015
Cost of satellite radio sales	—	17,234	—	54,537

Total cost of sales	32,846	54,902	91,321	159,552

Security and entertainment gross profit, including royalty and other revenue	26,728	29,203	80,299	83,194
Satellite radio gross profit, including other revenue	2,270	385	9,645	6,407

Consolidated gross profit	$28,998	$29,588	$89,944	$89,601

Security and entertainment gross profit margin	44.9%	43.7%	46.8%	44.2%
Satellite radio gross profit margin	n/a	2.2%	n/a	10.5%
Consolidated gross profit margin	46.9%	35.0%	49.6%	36.0%
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Net Sales
     Effective January 1, 2008, as a result of our amended distribution agreement with SIRIUS, which significantly lowered our risks, principally those associated with product returns, we began reporting our sales of satellite radio products on a net basis as described in “Critical Accounting Policies and Estimates” above. The change in the application of our accounting policy did not affect our reported gross profit, operating income, or net income. This change in presentation resulted in reported satellite radio product sales of $2.2 million for the third quarter of 2008, which was comprised of $17.1 million of gross billings and $14.9 million of direct costs for satellite radio products. Gross billings of $17.1 million for the three months ended September 30, 2008 decreased 2.3% compared with $17.5 million for the three months ended September 30, 2007. The $0.4 million decrease is partially attributable to a company-initiated plan to reduce sales to Sirius.com as these sales carried lower than average margins and required high working capital as well as decreased sales to other major retailers as consumer demand for satellite radio was lower in the third quarter of 2008 compared with the third quarter of 2007. The effect of the gross billings decrease on satellite radio net sales was offset by an improved product returns experience.
     Our net security and entertainment product sales totaled $58.8 million for the three months ended September 30, 2008 compared with $66.0 million for the three months ended September 30, 2007. Strong sales of Polk Audio products to Best Buy were more than offset by overall consumer weakness in our industry in many regions of the United States and a decrease in sales of mobile video products as we have exited that category.
     With the change previously mentioned in our satellite radio sales reporting method, our total net sales decreased to $61.8 million for the three months ended September 30, 2008 compared with $84.5 million for the three months ended September 30, 2007. Due to the downturn in the U.S. economy, we anticipate that purchases of consumer electronics products will continue to decline significantly. As a result, we expect our total net sales in the fourth quarter of 2008 to continue to decrease when compared with the fourth quarter of 2007. In addition, certain of our customers have been experiencing well-publicized financial difficulties, which may pose a risk to our future sales.
Gross Profit and Income from Operations
     Our consolidated gross profit remained relatively flat, totaling $29.0 million for the three months ended September 30, 2008 compared with $29.6 million for the three months ended September 30, 2007. Our consolidated gross profit margin increased from 35.0% for the three months ended September 30, 2007 to 46.9% for the three months ended September 30, 2008. This increase is primarily due to the change in presentation of our satellite radio products to a net basis in the current year and an increase in our security and entertainment and satellite radio margins.
     Our gross profit margin on security and entertainment product sales increased from 43.7% for the three months ended September 30, 2007 to 44.9% for the three months ended September 30, 2008. The increase is primarily due to lower warranty costs. Excluding the impact of warranty expense, security and entertainment gross profit margins remained relatively consistent at 46.8% for the three months ended September 30, 2008 compared with 46.7% for the three months ended September 30, 2007.
     The change in presentation of our satellite radio revenues to a net basis did not affect our reported gross profit dollars. Our gross billings and other revenue related to satellite radio products were $17.6 million for the three months ended September 30, 2007 compared with $17.1 million for the three months ended September 30, 2008. Our consolidated gross margin improved as the direct costs related to satellite radio products decreased from $17.2 million, or 97.8% of gross billings and other revenue, for the three months ended September 30, 2007 to $14.9 million, or 86.8% of gross billings and other revenue, for the three months ended September 30, 2008. The decrease in direct costs as a percentage of gross billings and other revenue was primarily attributable to a reduction of our warranty expense and our allowance for sales returns that was attributable to our improved agreement with SIRIUS and a better returns experience. Excluding the impact of warranty and our allowance for sales returns, direct costs as a percentage of gross billings and other revenue increased from 80.7% for the three months ended September 30, 2007 to 85.7% for the three months ended September 30, 2008 as we agreed to a reduced inventory margin, as defined in our amended distribution agreement with SIRIUS, in exchange for SIRIUS bearing the risk of product returns.
     Income from operations for the third quarter of 2008 increased 48.1% compared with the third quarter of 2007 primarily due to a $3.0 million, or 12.3%, decrease in operating expenses. The decrease in operating expenses was primarily due to a decrease in employee compensation and travel expenses, a decrease in marketing expenses, savings in audit and tax compliance fees, and a decrease in fixed asset write-offs primarily related to tooling write-offs in 2007 for discontinued projects. These decreases were partially offset by $0.6 million in restructuring and restructuring-related charges related to workforce right-sizing initiatives and the closure of our UK office, an increase in our bonus expense, and an increase in outbound shipping principally related to higher fuel prices.
Interest Expense
     Net interest expense decreased approximately $1.0 million, or 14.9%, to $5.7 million for the three months ended September 30, 2008 compared with $6.7 million for the three months ended September 30, 2007. The decrease is primarily due to lower levels of outstanding debt on our senior credit facility in the current year. Outstanding debt as of September 30, 2008 totaled $258.6 million, a $51.3 million decrease compared with outstanding debt of $309.9 million as of September 30, 2007. As of September 30, 2008, we had no amounts drawn on our revolving loan compared with $7.0 million drawn as of September 30, 2007.
Provision for (benefit from) Income Taxes
     Our effective tax rate was 43.6% for the three months ended September 30, 2008 compared with an effective tax rate benefit of 11.2% for the three months ended September 30, 2007. The change in our effective tax rate compared with the prior year is due to current quarter net income compared with a net loss in 2007 and the fixed tax impact of certain discrete items in relation to our income (loss) before taxes. Our $0.8 million provision for income taxes for the three months ended September 30, 2008 is the result of the application of a 37.3% tax rate to our year-to-date normal, recurring operations, which resulted in a $0.7 million tax expense and a $0.1 million expense related to discrete items. These discrete items primarily related to shortfalls on delivered restricted stock units during the three months ended September 30, 2008. The shortfalls on restricted stock units occur when the actual tax deduction realized based on the delivery of restricted stock units is less than the previously recognized compensation expense related to the granting of restricted stock units. Because the tax expense associated with the shortfalls is a fixed component of our tax expense with no corresponding income recognized in earnings before taxes, our effective tax rate for the three months ended September 30, 2008 is significantly higher than the 37.3% applied to normal, recurring operations. Our 2008 annual effective tax rate, including the impact of restricted stock unit shortfalls, is expected to be approximately 54%.
     Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Net Sales
     Effective January 1, 2008, as a result of our amended distribution agreement with SIRIUS, which significantly lowered our risks, principally those associated with product returns, we began reporting our sales of satellite radio products on a net basis as described in “Critical Accounting Policies and Estimates” above. The change in the application of our accounting policy did not affect our reported gross profit, operating income, or net loss. This change in presentation resulted in reported satellite radio product sales of $9.5 million for the nine months ended September 30, 2008, which was comprised of $55.4 million of gross billings and $45.9 million in direct costs for satellite radio products. Our gross billings of $55.4 million for the nine months ended September 30, 2008 decreased $5.2 million, or 8.6%, compared with $60.6 million for the three months ended September 30, 2007. The decrease is attributable to reduced sales to Sirius.com and lower consumer demand in the current year. The effect of the gross billings decrease on satellite radio net sales was offset by an improved product returns experience.
     Our net security and entertainment product sales totaled $166.8 million for the nine months ended September 30, 2008 compared with $185.3 million for the nine months ended September 30, 2007. Strong sales related to shipments of our Polk Audio products to Best Buy were more than offset by slower sales across our security and entertainment product categories due to overall consumer weakness in many regions of the United States and a decrease in sales of mobile video products as we have exited that category.
     Our royalty and other revenues totaled $5.0 million for the nine months ended September 30, 2008 compared with $3.2 million for the nine months ended September 30, 2007. The increase is due to incremental royalty payments totaling $2.7 million related to two patent licensing agreements that we entered into during the quarter ended June 30, 2008.
     With the previously mentioned change in our satellite radio sales reporting method, our total net sales decreased to $181.3 million for the nine months ended September 30, 2008 compared with $249.2 million for the nine months ended September 30, 2007.
Gross Profit and Income from Operations
     Our consolidated gross profit totaled $89.9 million for the nine months ended September 30, 2008 compared with $89.6 million for the nine months ended September 30, 2007. The increase was primarily due to the $2.7 million of incremental royalty revenue earned during the quarter ended June 30, 2008, which was partially offset by lower net sales. Our consolidated gross profit margin increased from 36.0% for the nine months ended September 30, 2007 to 49.6% for the nine months ended September 30, 2008. This increase is primarily due to the change in presentation of our satellite radio products to a net basis in the current year, an increase in royalty revenue, and an increase in our security and entertainment and satellite radio margins.
     Our gross profit margin on security and entertainment product sales increased from 44.2% for the nine months ended September 30, 2007 to 46.8% for the nine months ended September 30, 2008. The increase is due to incremental royalty revenue, lower warranty and returns costs, and strategic price increases during 2008.
     The change in presentation of our satellite radio revenues to a net basis did not affect our reported gross profit dollars. Our gross billings and other revenue related to satellite radio products were $60.9 million for the nine months ended September 30, 2007 compared with $55.6 million for the nine months ended September 30, 2008. Our consolidated gross margin improved as the direct costs related to satellite radio products decreased from $54.5 million, or 89.5% of gross billings and other revenue, for the nine months ended September 30, 2007 to $45.9 million, or 82.6% of gross billings and other revenue, for the nine months ended September 30, 2008. The decrease in direct costs as a percentage of gross billings and other revenue was primarily attributable to a reduction of our warranty expense and our allowance for sales returns that was attributable to our improved agreement with SIRIUS and a better returns experience. Excluding the impact of warranty and our allowance for sales returns, direct costs as a percentage of gross billings and other revenue increased from 82.0% for the nine months ended September 30, 2007 to 83.6% for the nine months ended September 30, 2008.

     Income from operations increased 32.9% for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007 primarily due to a $4.7 million, or 6.3%, decrease in operating expenses. The decrease was primarily due to the reduction in our provision for litigation. During 2007, we expensed $5.1 million for legal fees and settlement expense related to patent litigation. The decrease was also due to a decrease in marketing expenses, savings in audit and tax compliance fees, and a decrease in fixed asset write-offs primarily related to tooling write-offs in 2007 for discontinued projects. These decreases were partially offset by $1.4 million in restructuring and restructuring-related charges, an increase in our bonus expense, and an increase in outbound shipping principally related to higher fuel prices.
Interest Expense
     Net interest expense decreased $2.4 million, or 11.8%, to $18.0 million for the nine months ended September 30, 2008 compared with $20.4 million for the nine months ended September 30, 2007. The decrease is primarily due to lower levels of outstanding debt on our senior credit facility in the current year. Outstanding debt as of September 30, 2008 totaled $258.6 million, a $51.3 million decrease compared with outstanding debt of $309.9 million as of September 30, 2007. As of September 30, 2008, we had no amounts drawn on our revolving loan compared with $7.0 million drawn as of September 30, 2007. This decrease in interest expense was partially offset by non-cash write-offs totaling $0.2 million of unamortized debt issuance costs related to a second quarter $3.0 million prepayment on the outstanding principal of our senior notes and the first quarter amendment to our senior credit facility.
Provision for (benefit from) Income Taxes
     Our effective tax rate was 77.5% for the nine months ended September 30, 2008 compared with an effective tax rate benefit of 22.4% for the nine months ended September 30, 2007. The rate change compared with the prior year is due to current year to date net income compared with a net loss in 2007 and the fixed tax impact of certain discrete items in relation to our income (loss) before taxes. Our $1.8 million provision for income taxes for the nine months ended September 30, 2008 is the result of the application of a 37.3% tax rate to normal, recurring operations, which resulted in a $0.1 million tax benefit and a $1.9 million expense related to discrete items. These discrete items primarily related to recognition of one-time royalty revenues and to shortfalls on delivered restricted stock units. The shortfalls on restricted stock units occur when the actual tax deduction realized based on the delivery of restricted stock units is less than the previously recognized compensation expense related to the granting of restricted stock units. Because the tax expense associated with the shortfalls is a fixed component of our tax expense with no corresponding income recognized in earnings before taxes, our effective tax rate for the nine months ended September 30, 2008 is significantly higher than the 37.3% applied to normal, recurring operations. Our 2008 annual effective tax rate, including the impact of restricted stock unit shortfalls, is expected to be approximately 54%.
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
     Net cash provided by operating activities was $17.6 million for the nine months ended September 30, 2008, compared with $42.2 million for the nine months ended September 30, 2007, a decrease of $24.6 million. This decrease is primarily due to lower working capital in December 2007 compared with December 2006 that converted into cash in the following year. Due to working capital initiatives in the fourth quarter of 2007 in order to pay down debt, we arranged with certain customers to collect early on receivables for which we implemented short-term payment incentives. We also arranged for improved payment terms with certain vendors for 2008. The difference between our year-to-date 2008 operating cash flow and our $0.5 million net income was primarily attributable to a decrease of $18.3 million in our accounts receivable, a $3.9 million decrease in income taxes receivable, and a $4.1 million increase in accounts payable, which were partially offset by an increase of $15.4 million in our inventories and a decrease of $5.8 million in our accrued liabilities. The decrease in accounts receivable was related to the seasonality of our business, improved working capital management, and a reduction in sales in the current year. The increase in accounts payable is primarily due to the improved payment terms we have negotiated with certain vendors. The decrease in accrued liabilities was primarily due to a decrease in accrued interest on our senior debt. The increase in inventory levels was primarily due to the introduction of new home audio products as well as slower than expected sales due to overall consumer weakness in our industry.

     Net cash used in investing activities was $2.4 million for the nine months ended September 30, 2008 compared with $13.2 million for the nine months ended September 30, 2007. The decrease occurred primarily due to our acquisition of a security and remote start company in May 2007.
     Net cash used in financing activities was $10.2 million for the nine months ended September 30, 2008 as we paid down our revolving loan, prepaid $3.0 million of our outstanding term debt, and paid fees in connection with the amendment of our senior credit facility. As of September 30, 2008, we had no amounts drawn on our revolving loan compared with $4.0 million and $7.0 million drawn as of December 31, 2007 and September 30, 2007, respectively.
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
     Our credit agreement provides for senior notes in an aggregate principal amount equal to $306.8 million, plus a revolving loan in a maximum principal amount of $60.0 million, of which $50.0 million is available all year with an additional $10.0 million available from October through February due to the seasonality of our business. The revolving loan will mature on September 22, 2012 and the senior notes will mature on September 22, 2013. Subject to the acceptance of our existing lenders or additional lenders, an incremental loan facility, which can be used for general corporate purposes or permitted acquisitions, is available to us in an aggregate amount up to $75.0 million, provided that (i) no default or event of default shall have occurred and be continuing, (ii) we are in compliance with all covenants contained in the amended credit agreement, and (iii) we would remain in compliance with such covenants after the incremental borrowing. Our senior credit facility contains certain affirmative and negative covenants related to indebtedness, leverage and fixed charges coverage, and restrictions against paying cash dividends without the lenders’ consent. In the second quarter of 2008, we prepaid $3.0 million of our outstanding debt. As a result, we do not have required principal payments until September 2009, at which time principal is payable in quarterly installments of $0.7 million, with balloon payments of $5.9 million on December 31, 2009 and $11.1 million on December 31, 2010, 2011, and 2012, with the final installment of the total principal due on September 22, 2013. We expect to refinance or extend our senior credit facility prior to September 22, 2013, but we may not be able to obtain such refinancing on acceptable terms or at all. The revolving loan and incremental loan facility may be used for working capital requirements, general corporate purposes, and certain permitted acquisitions. As of September 30, 2008, the balance of the senior notes was $258.6 million and we had no amounts drawn on our revolving credit facility.
     We were in compliance with all the covenants related to our indebtedness as of September 30, 2008. Based upon current earnings and working capital forecasts for 2008, we believe we will continue to remain in compliance with such covenants. In the event that our earnings or working capital fall short of our forecasts, it is possible that we would fail to comply with certain leverage ratio or other requirements of our senior credit facility. Under the terms of our senior credit facility, such failure would constitute an event of default. Upon the occurrence of an event of default, our lenders could prohibit additional borrowings under our revolving line of credit and could call due all amounts then outstanding.
     In the future, we may be required to seek additional sources of liquidity such as a larger revolving credit facility or by entering into a permitted receivables financing arrangement as defined by our lending agreement. Our ability to use operating cash flow to increase our growth is limited by requirements in our credit agreement to repay debt with excess cash flow as defined therein.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We do not expect that SFAS No. 141R will have a material impact on our previous acquisitions. The impact on our consolidated financial statements will depend upon the nature, terms, and size of acquisitions, if any, we consummate after the effective date.
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
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP No. FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets will be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. We are currently evaluating this guidance but do not expect it to have a significant impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     Our exposure to interest rate risk is primarily the result of borrowings under our existing senior credit facility. At September 30, 2008, $258.6 million was outstanding under our senior credit facility. Borrowings under our senior credit facility are secured by first priority security interests in substantially all of our tangible and intangible assets. Our results of operations are affected by changes in market interest rates on these borrowings. As required by our credit agreement, we entered into an interest rate swap agreement in January 2007 to fix the interest rate on a portion of our term loans. Pursuant to that agreement, the interest rate on an aggregate of $153.0 million of our senior debt is fixed at 5.04% until January 4, 2010. The interest rate swap is recorded at its fair value on our balance sheet. Changes in the fair value of the swap are recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet. See Notes 2 and 5 to our Consolidated Financial Statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.
     A 1% increase in interest rates would result in additional annual interest expense of $1.1 million on our senior credit facility, assuming no revolving credit borrowings and considering the fixed rate on $153.0 million of our debt related to our interest rate swap.
Foreign Currency Exchange Risk
     Our revenues and purchases are predominantly in U.S. Dollars. We account for a portion of our costs in our Canadian subsidiaries, and our Hong Kong and China offices, such as payroll, rent, and indirect operating costs, in foreign currencies. Fluctuations in foreign currency exchange rates could affect our sales, cost of sales, and operating margins. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency and could cause losses to our contract manufacturers, which could ultimately increase our product costs from these suppliers. We do not currently use derivative instruments to hedge against this risk. We also collect a portion of our revenue in non-U.S. currencies, primarily Canadian Dollars. We use forward contracts that are not designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to hedge the impact of the variability in exchange rates on a portion of accounts receivable and collections denominated in Canadian Dollars. The derivative instrument is recorded at its fair value on our balance sheet with changes in the fair value recorded in earnings. This derivative instrument was not material as of September 30, 2008. As we plan to expand internationally, we may enter into additional derivative financial instruments in the future. We generally do not hedge the net assets of our international subsidiaries. We do not enter into derivative contracts for trading or speculative purposes. See Notes 2 and 5 to our Consolidated Financial Statements for further details regarding the accounting and disclosure of our derivative instruments and hedging activities.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

DEI HOLDINGS, INC.
(Registrant)

Date: November 5, 2008	By:	/s/ James E. Minarik

	Name:	James E. Minarik
	Title:	President and Chief Executive Officer

Date: November 5, 2008	By:	/s/ Kevin P. Duffy

	Name:	Kevin P. Duffy
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Executive Officer

31.2	Rule 13a-l4(a)/15d-l4(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer